Form 10-Q
period 1996-06-30
CAPITAL FACTORS HOLDINGS INC
filed 1996-08-15
CIK 1013836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1996
                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file no.  0-20863

                         CAPITAL FACTORS HOLDING , INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            FLORIDA                                          65-0500757
- --------------------------------                    ----------------------------
(State or other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

1799 West Oakland Park Boulevard, Fort Lauderdale, Florida      33311
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                                      (954) 730-2900
                             ---------------------------------------------------
                            (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

   X   Yes      No
- ------    -----

As of August 14, 1996 there were 12,300,000 shares of the registrant's Common Stock outstanding.

                               Page 1 of 17 Pages

ITEM 1.

                           PART I.   FINANCIAL INFORMATION
                     CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                                JUNE 30,         DECEMBER 31,
                                                 1996               1995
                                              -------------     -------------
                                               (Unaudited)         (Audited)

ASSETS
  Cash                                        $  15,398,113     $  20,326,814
  Restricted Cash                                 6,562,500        16,187,500
  Receivables                                   425,520,351       361,205,965
    Unearned discounts                           (3,658,557)       (3,404,016)
    Allowance for credit losses                  (2,802,927)       (2,980,778)
                                              -------------     -------------
  Receivables, net                              419,058,867       354,821,171
  Property and equipment, net                     3,215,798         3,285,049
  Other Assets                                    4,562,405         4,850,831
                                              -------------     -------------
TOTAL                                         $ 448,797,683     $ 399,471,365
                                              =============     =============

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
  Due to affiliates                           $   3,098,194     $   6,452,964
  Capital Factors variable rate asset
   backed certificates                          175,000,000       175,000,000
  Notes payable to affiliates                    61,155,000        52,260,000
  Other borrowings                               29,300,000                 0
  Due to factoring clients                      139,576,870       128,577,577
  Other liabilities                               2,866,060         3,840,425
                                              -------------     -------------
    Total liabilities                           410,996,124       366,130,966
                                              -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Common stock, $0.01 par value, 10,000,000
   shares authorized, issued and outstanding        100,000           100,000
  Additional paid-in capital                      9,542,096         9,542,096
  Retained earnings                              28,159,463        23,698,303
                                              -------------     -------------
    Total stockholder's equity                   37,801,559        33,340,399
                                              -------------     -------------
TOTAL                                         $ 448,797,683     $ 399,471,365
                                              =============     =============


See accompanying notes to consolidated financial statements.


                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                     1996          1995          1996         1995
                                 ------------  ------------  ------------  ------------
REVENUES
  Factoring fees                 $  6,118,784  $  4,590,565  $ 11,643,233  $  9,155,708
  Interest income                   8,359,757     6,612,680    16,015,455    12,616,629
  Letter of Credit and other fees     852,595       566,273     1,524,805       916,966
  Other                               357,699       399,743       648 742       724,204
                                 ------------  ------------  ------------  ------------
    Total revenues                 15,688,835    12,169,261    29,832,235    23,413,507
                                 ------------  ------------  ------------  ------------

EXPENSES
  Interest expense                  3,920,749     2,557,650     7,061,860     5,058,446
  Interest expense to affiliates    1,003,465     1,229,753     2,418,662     2,282,387
  Salaries and benefits             3,411,341     2,730,605     6,662,178     5,351,433
  Provision for credit losses       1,000,000       500,000     2,100,000       950,000
  Occupancy and other office
   expenses                           863,260       608,244     1,744,136     1,152,787
  Depreciation                        154,194       155,342       307,834       318,384
  Professional fees                   269,465       251,679       448,504       493,841
  Other                               766,620       696,969     1,590,838     1,228,569
                                 ------------  ------------  ------------  ------------
    Total expenses                 11,389,094     8,730,242    22,334,012    16,835,847
                                 ------------  ------------  ------------  ------------

INCOME BEFORE INCOME TAXES          4,299,741     3,439,019     7,498,223     6,577,660

PROVISION FOR INCOME TAXES          1,741,625     1,370,400     3,037,063     2,626,036
                                 ------------  ------------  ------------  ------------

NET INCOME                       $  2,558,116  $  2,068,619  $  4,461,160  $  3,951,624
                                 ============  ============  ============  ============

NET INCOME PER SHARE             $       0.26  $       0.21  $       0.45  $       0.40
                                 ============  ============  ============  ============


See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                     1996            1995
                                                 ------------    ------------
OPERATING ACTIVITIES:
  Net income                                     $  4,461,160    $  3,951,624
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                      307,834         318,384
    Deferred income taxes                             (89,129)       (238,466)
    Provision for credit losses                     2,100,000         950,000
    Increase in restricted cash                      (375,000)              0
    Loss on sale of assets                             11,405           3,713
    Decrease in due to affiliates                  (3,354,770)     (1,864,180)
    Other assets                                     (759,079)       (499,873)
    Other liabilities                                 447,721       5,257,806
                                                 ------------   -------------
      Net cash provided by operating activities     2,750,142       7,879,008
                                                 ------------    ------------
INVESTING ACTIVITIES:
  Loan to clients, net                              4,998,592       2,438,040
  Increase in asset based loans                    (6,072,733)     (7,684,644)
  Net increase in factoring accounts receivable,
    net of due to factoring clients               (55,725,875)    (12,770,183)
  Sales of participations                           3,312,828         843,459
  Payments on participations                       (1,851,214)              0
  Purchase of property and equipment                 (259,548)       (350,561)
  Disposal of property and equipment                    9,560          13,753
                                                 ------------    ------------
      Net cash used in investing activities       (55,588,390)    (17,510,136)
                                                 ------------    ------------
FINANCING ACTIVITIES:
  Restricted proceeds from senior certificates     10,000,000               0
  Proceeds from borrowing                          72,543,000      30,990,000
  Payments on borrowing                           (34,348,000)    (23,061,033)
  Payments of deferred financing costs               (652,622)        (58,904)
  Amortization of deferred costs                      367,169         275,468
                                                 ------------    ------------
    Net cash provided by financing activities      47,909,547       8,145,531
                                                 ------------    ------------
NET INCREASE IN CASH                               (4,928,701)     (1,485,597)
CASH, BEGINNING OF PERIOD                          20,326,814      15,446,835
                                                 ------------    ------------
CASH, END OF PERIOD                                15,398,113      13,961,238
                                                 ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                        8,728,962       6,854,193
                                                 ============    ============

See accompanying notes to consolidated financial statements.

CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996

Note 1: GENERAL
- ---------------
The accompanying unaudited consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") have been prepared on a consistent basis in conformity with generally accepted accounting principles, and in the opinion of management, reflect all adjustments (principally consisting of normal, recurring accruals) necessary to present fairly the financial condition of the Company as of June 30, 1996 and December 31, 1995, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. All significant inter-company transactions and balances have been eliminated. The December 31, 1995 amounts were derived from previously audited statements. All interim information at June 30, 1996 and 1995 and for the three and six months then ended was not audited.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 2 to the Consolidated Financial Statements appearing in the Company's Form S-1 Registration Statement as filed with the Securities and Exchange Commission on May 9, 1996 as thereafter amended.

Note 2: RECEIVABLES
- -------------------
Receivables consist of the following:

                                 JUNE 31,            DECEMBER 31,
                                  1996                   1995
                              -------------         -------------
Nonrecourse                   $ 291,618,697         $ 226,916,598
Recourse                         68,469,143            69,558,913
                              -------------         -------------
Factored accounts receivables   360,087,840           296,475,511
Loans to factoring clients       21,044,338            26,415,014
Asset based loans                44,388,173            38,315,440
                              -------------         -------------
                              $ 425,520,351         $ 361,205,965
                              =============         =============

The Company specifically considered $765,730 and $2,184,046 of its client advances impaired at June 30, 1996 and December 31, 1995, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods was $24,685 and $133,847, respectively.

Changes in the Company's allowance for credit losses were as follows:

                                      SIX MONTHS ENDED                 YEAR ENDED
                            ------------------------------------- ---------------------
                                        % OF              % OF                   % OF
                             JUNE 30, FACTORED JUNE 30, FACTORED  DECEMBER 31, FACTORED
                               1996    SALES     1995    SALES       1995       SALES
                            ---------- ------ ---------- -------  ----------   --------
Beginning balance           $2,980,778        $1,774,101          $1,774,101
Provision for credit losses  2,100,000   .18     950,000    .11    2,234,721     .11

Charge-offs                 (2,547,855)  .22    (907,416)   .10   (1,625,148)    .08
Recoveries                     270,004   .03     369,940    .04      597,104     .03
                            ---------- ------ ----------- ------- ----------   -------
Net charge-offs             (2,277,851)  .19    (537,476)   .06   (1,028,044)    .05
                            ---------- ------ ----------- ------- ----------   -------
Ending balance              $2,802,927        $2,186,625          $2,980,778
                            ==========        ==========          ==========

The adequacy of the provision for credit losses recorded by the Company is assessed by management based in part on the level of net charge-offs relative to accounts receivable purchased. These statistics are believed to be significant indicators of inherent losses because the receivables portfolio turns over approximately seven times each year. Accounts receivable which are past due will not be written off if, in the opinion of management, collection is likely from the customer, client or collateral realization, if any. In making this determination, management considers the quality of the collateral, the creditworthiness of the customer and client, economic conditions and other factors which may be relevant. This statistical assessment is supplemented by a review of the recorded allowance for credit losses at each month end relative to total accounts receivable at month end, taking into consideration specific potential problem accounts, accounts purchased with recourse where payment has not been made by the Company to its client, and other factors which may be relevant.

Historically, the provision for credit losses as a percentage of factored sales and net charge-offs as a percentage of factored sales ranged from 0.11% to 0.31% and 0.06% to 0.30%, respectively. The provision for credit losses as a percentage of factored sales increased from .11% for the six months ended June 30, 1995 to 0.18% for the six months ended June 30, 1996. Net charge-offs as a percentage of factored sales also increased from 0.06% to 0.19% for the same six month periods, respectively. The 1996 ratios listed above, although higher than those experienced in 1995, reflect normal credit losses consistent with the Company's historical experience and expectations. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge-offs.

Note 3: BORROWINGS
- ------------------
Borrowings are summarized as follows:

                                             JUNE 31,         DECEMBER 31,
                                               1996               1995
                                           -------------     -------------
Variable rate asset backed certificates
 due 1999 through 2001                     $ 175,000,000     $ 175,000,000
Variable rate revolving credit line
 due on demand                                61,155,000        52,260,000
Variable rate revolver loan due 1999          19,300,000
7.95% subordinated notes due 2001             10,000,000
                                           -------------     -------------
Total borrowings                           $ 265,455,000     $ 227,260,000
                                           =============     =============

Note 4: SUBSEQUENT EVENTS
- -------------------------
On July 10, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock and on August 5 sold an additional 300,000 shares pursuant to the Underwriters' over-allotment option. Net proceeds from the sale of common stock were approximately $17.7 million. Had the additional 2,300,000 shares from the stock sale been outstanding throughout the six months ended June 30, 1996, the proforma income statement data would have been as follows:

                                              SIX MONTHS ENDED
                                               June 30, 1996
                                               -------------
Proforma interest income                        $ 15,880,511
Proforma interest expense                          8,745,892
                                               -------------
Proforma net interest income                    $  7,134,619
                                               -------------

Proforma net income                             $  4,898,548
                                               =============
Proforma net income per share                        $  0.40
                                                   =========


On August 9, 1996 the Company closed on the acquisition of substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc. (collectively "TempFunds"), specialized financial services companies principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home health care agencies. The acquisition was completed through Capital TempFunds, Inc., a newly formed North Carolina Corporation and wholly owned subsidiary of Factors.

The TempFunds entities provide certain services not presently provided by the Company, including billing, payroll processing, payroll tax, payroll reporting and other payroll services and insurance reporting. The purchase price paid by the Company was approximately $5.9 million (approximately $5.0 million equal to the net book value of the assets plus an additional $900,000). An additional amount up to $900,000 is payable over a three year period if certain contingencies are met. In connection with the acquisition, all rights, title and interest, to the nationally registered service mark of "TempFunds America" were assigned to Capital TempFunds, Inc. who intends to conduct business in said name.

The purchase was funded under the Company's revolving line of credit with Capital Bank.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES

INTRODUCTION
- ------------
Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Capital Bank (the "Bank"). The Bank is a wholly-owned subsidiary of Capital Bancorp. Holding has two wholly-owned subsidiaries, Capital Factors, Inc. ("Factors") and CF One, Inc. Factors has one wholly-owned subsidiary, CF Funding Corp. Throughout this discussion, Holding and its subsidiaries are collectively referred to as the "Company."

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes included in Part I, Item 1 of this report.

The Company provides fee-based services to its clients, including credit protection, collection and management information services, and also makes advances to many of its clients. Clients are generally manufacturers of goods or providers of services in various industries. At the time the Company purchases the factored receivables, the Company records a receivable and an offsetting liability "due to factoring client." Advances, which are interest earning and secured by the client's factored receivables, are recorded by the Company as reductions to the amounts due to the factoring client for factored receivables. Cash collections from the client's customers are used to repay the client's loans. If, as a result of financial inability to pay, a client's customer fails to pay a receivable that was credit-approved by the Company, the Company will ultimately bear any loss with respect to such receivable. In the event of dilution in excess of the unfinanced portion of receivables, where factored receivables are not fully collected for a reason other than the customer's financial inability to pay, such as breach of warranty, the Company will in practice typically need to look to newer receivables of the client for the collection of the outstanding obligation to the Company and may not be repaid.

In contrast to the Company's purchase of factored receivables, when the Company makes an asset-based loan, a client assigns its collateral (usually account receivable and inventory) to the Company. Upon request of the client, the Company may advance funds to the client as a loan in an amount based upon the eligible collateral. When funds are advanced to a client, a loan receivable balance is created, and cash is disbursed. Although the Company loans funds to the client based on eligible collateral, the Company provides no credit protection and, accordingly, does not assume the risk of loss from a client's customers' inability to pay, although the Company may actually suffer a loss if all sources of repayment fail, including other collateral and guarantees, if any. In connection with asset-based loans, instead of a factoring fee, the Company earns a facility fee. Both factored advances and asset-based loans bear interest at a rate tied to the prime rate.

The Company operates through four regional offices (including the Florida office) and currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At June 30, 1996, the largest amount due from any one customer, a national department store chain, was approximately $19.2 million.

The Company's factored sales volume can be affected in several ways, including new clients, client retention or losses, inflation and other economic conditions. Additionally, fluctuations in the sales dollar volume of the Company's clients, both positive and negative, have a direct impact on the Company's factored sales volume and factoring fees. In this regard, the Company has historically experienced seasonal fluctuations in its factored sales volume and factoring fees as a result of the seasonality of the sales of certain of the Company's clients, especially those in the apparel industry, who typically ship more goods during the four-month period of August through November in order to fill increased customer orders in anticipation of "back to school" and the ensuing holiday season. The Company realized approximately 40% of its annual factored sales volume during this 4-month period in 1994 and 1995.

MONITORING ASSET QUALITY AND CREDIT LOSSES
- ------------------------------------------
The monitoring of asset quality is a routine function performed by management to control credit losses. The Company's allowance for credit losses is determined after evaluating the receivables portfolio, current market conditions, changes in the nature and volume of the portfolio, past loss experience and other pertinent factors.

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the six months ended June 30, 1996 and June 30, 1995:

                                               AS OF JUNE 30,
                                           ----------------------
                                             1996          1995
                                           ---------     ---------
                                       (Unaudited, Dollars in Thousands)
Provision for credit losses                 $ 2,100       $   950
Charge-offs net of recoveries               $ 2,278       $   537

Allowance for credit losses-specific        $   646       $   214
Allowance for credit losses-general         $ 2,157       $ 1,973
                                           -----------    ---------
  Total allowance for credit losses         $ 2,803       $ 2,187
Accounts receivable turnover in days             51            51
Accounts receivable past due more
  than 60 days as a percentage of
  factored receivables                         3.93%         4.67%
Accounts receivable past due more
  than 90 days as a percentage of
  factored receivables                         2.04%         2.61%
Provision for credit losses as a
  percentage of factored sales                 0.18%         0.11%
Net charge-offs to factored sales              0.19%         0.06%
Average receivables                        $385,911      $277,971
Provision for credit losses as a
  percentage of average receivables            1.08% (1)     0.68% (1)
Net charge-offs as a percentage of
  average receivables                          1.18% (1)     0.38% (1)
Non-accruing advances                         $ 766         $ 930

Non-accruing advances as a percentage
 of receivables                                0.18%         0.33%
Provision for credit losses as a percentage
  of average funds employed                    1.63% (1)     0.99% (1)
Net charge-offs as a percentage of
  average funds employed                       1.76% (1)     0.56% (1)
Non-accruing advances as a percentage
  of funds employed                            0.27%         0.49%

(1) Computed on an annualized basis.

The Company regularly reviews its outstanding accounts receivable and other extensions of credit, such as advances to clients, to determine the adequacy of its allowance for credit losses. Factors such as the level of related credit balances of clients and the impact of economic conditions on the creditworthiness of the Company's clients and the client's customers are given significant consideration in determining the adequacy of the Company's allowance for credit losses. The Company's methodology for calculating its reserve for doubtful accounts has remained consistent for the periods shown above, and includes a specific and general component. Specific reserves are established for receivables and client advances which the Company's management deems to be wholly or partially uncollectible. The general reserve represents 0.75% of those receivables (other than healthcare receivables, which have a lower general reserve) that are not specifically reserved for but for which the Company has provided credit guarantees.

The provision for credit losses as a percentage of factored sales increased from 0.11% for the six months ended June 30, 1995 to 0.18%. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed increased to 1.08% and 1.63%, respectively, for the six months ended June 30, 1996, from 0.68% and 0.99%, respectively in the six months ended June 30, 1995, reflecting a higher net charge-off rate. Management anticipates that the provision for credit losses during the remainder of 1996 will be higher than during 1995 and more consistent with the Company's historical experience.

Net charge-offs as a percentage of factored sales ranged from 0.06% to 0.30% in the 1991-1995 period. Net charge-offs as a percentage of factored sales increased from 0.06% for the period ended June 30, 1995 to 0.19% for the period ended June 30, 1996. The net charge-offs percentage increased in 1996 due to the charge-off of $600,000 related to the bankruptcy of a large Northeastern regional chain store, but net charge-offs remained well within the Company's historical experience. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed increased 0.80% and 1.20%, respectively, for the six months ended June 30, 1996 as compared to the same period in 1995 due primarily to the $600,000 charge off described above.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and during the six months ended June 30, 1996 and 1995, were at 0.27% and 0.49%, respectively. Non-accruing advances as a percentage of receivables decreased from 0.33% to 0.18%, for the same six month periods ended June 30, 1995 and 1996, respectively. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Accounts receivable past due more than 60 days as a percentage of factored receivables decreased from 4.67% at June 30, 1995 to 3.93% at June 30, 1996. Accounts receivable past due more than 90 days as a percentage of factored receivables decreased from 2.61% at June 30, 1995 to 2.04% at June 30, 1996.


FINANCIAL CONDITION - JUNE 30, 1996 AS COMPARED TO DECEMBER 31, 1995
- --------------------------------------------------------------------
Total assets increased to $448.8 million at June 30, 1996 from $399.5 million at December 31, 1995. The $49.3 million increase was due to a $64.2 million dollar increase in net receivables offset by a $14.6 million decrease in cash and restricted cash.

Factored accounts receivables increased $63.6 million primarily as a result of increased factored sales. The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. Asset based loans, which represent loans provided to clients principally collateralized by accounts receivable, increased $6.1 million from December 31, 1995 to June 30, 1996. Cash and Restricted Cash decreased primarily as a result of the final draw down of $10.0 million of cash maintained in a Pre-Funding account related to the third series of variable rate asset-backed certificates collateralized by factored advances ("Securitized Financings").

The increase in assets was principally funded by two new credit facilities closed by the Company during the six months ended June 30, 1996. In April 1996, the Company closed a revolving credit facility in the amount of $40 million with an unaffiliated bank. At June 30, 1996 the Company had $19.3 million outstanding under this facility, which bears interest at LIBOR plus 2.15%. In May 1996, the Company, through its wholly-owned subsidiary, CF One, Inc., raised an additional $10 million through the issuance of 5 year notes, due and payable in July 2001, which bear a fixed rate of interest of 7.95%.

Stockholder's equity increased approximately $4,461,000 during the first six months of 1996 as a result of net income earned by the Company.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE
MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------------------------------
Net income increased 23.6% to approximately $2.6 million for the three month period ended June 30, 1996 from approximately $2.1 million for the comparable period in 1995 due to an increase in operating revenues offset by an increase in the provision for credit losses. Operating revenues increased from approximately $8.4 million for the three month period ended June 30, 1995 to approximately
$10.8 million for the comparable period in 1996, a 28.4% increase. These increases were primarily a result of a 33.5% increase in the Company's factored sales volume from $460.4 million to $614.6 million for the three month period ended June 30, 1995 and June 30, 1996, respectively, and the resulting increase in interest income and factoring fees. The factored sales volume increases were attributable to continued growth of the Company's New York and California offices and the opening of the Charlotte, North Carolina office in May 1995, as well as the business generated by the Company's healthcare division.

Factoring fee income increased to approximately $6.1 million for the three month period ended June 30, 1996 as compared to approximately $4.6 million for the three month period ended June 30, 1995. Factoring fee income as a percentage of factored sales for the three month periods decreased from 1.0% in 1995 to .99% in 1996. This slight decline was the result of lower factoring fees charged to high volume clients in the Charlotte market. For the three months ended June 30, 1995 Charlotte office clients represented 0.4% of the Company's factored sales and for the three months ended June 30, 1996, the Charlotte office clients represented 10.5% of the Company's factored sales.

Net interest income (interest income less interest expense) increased to approximately $3.4 million for the three months ended June 30, 1996 from approximately $2.8 million for the comparable period in 1995, a 21.6% increase, principally as a result of an increase of $80.5 million in average outstanding funds employed for the three months ended June 30, 1996 as compared to the same period in the prior year. Net interest income was also favorably impacted by continued interest expense reductions achieved through the use of financing programs with lower interest rates. The Company increased its Securitized Financings, with the issuance of $50,000,000 additional Certificates in July 1995, bearing interest at LIBOR plus 1.25% (6.74609% at June 30, 1996). The Company entered into a $40,000,000 revolving loan agreement bearing interest at LIBOR plus 2.15% in April 1995 with an unaffiliated bank. Average borrowings from the revolving loan during the three month period ended June 30, 1996 equaled approximately $17.8 million and had an effective interest rate of 7.74% for the three month period. Additionally, the Company, through its wholly-owned subsidiary, CF One, issued $10,000,000 in subordinated notes in May 1996, bearing a fixed annual interest rate of 7.95%. The funds raised through the above transactions were used to reduce higher interest debt (8.25% at June 30, 1996) outstanding under the debt facility with Capital Bank.

Letter of credit and other fee income increased to approximately $853,000 for the three months ended June 30, 1996 from $566,000 for the three months ended June 30, 1995, a 50.6% increase. Letter of credit fees increased approximately 31.1% or $76,000 during the three month period while other fee income increased by approximately $210,000 due to the increased factoring volume and asset based lending activities, and growth in the Company's healthcare division.

The provision for credit losses increased to $1,000,000 for the three months ended June 30, 1996 from $500,000 for the three months ended June 30, 1995. This increase is primarily attributable to an increase in outstanding accounts receivable. Provisions for credit losses as a percentage of factored sales increased to 0.16% for the three months ended June 30, 1996 as compared to 0.11% for the comparable period in 1995, reflecting a higher net charge-off rate (see "Monitoring Asset Quality and Credit Losses")

Operating expenses increased from $4,443,000 to $5,465,000 for the three month period ended June 30, 1995 as compared to the three months ended June 30, 1996. This $1.0 million or 23% increase is primarily the result of opening the North Carolina regional office and the expansion of the Healthcare division.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
- -------------------------------------------------------------------------------
Net income increased $510,000 to approximately $4.5 million for the six month period ended June 30, 1996 from approximately $4.0 million for the comparable period in 1995, a 12.9% increase due to an increase in operating revenues offset by an increase in the provision for credit losses. Operating revenues increased 26.6% from approximately $16.1 million to $20.4 million, respectively, for the six month periods ended June 30,

1995 and June 30, 1996. These increases were primarily a result of a 30.7% increase in the Company's factored sales volume from $901.6 million to $1,178.6 million for the six month period ended June 30, 1995 and June 30, 1996, respectively. This increase in factored sales was attributable to the opening of the Charlotte office which increased factored sales volume by $115.7 million in the six month period, combined with continued growth of the Company's New York and California offices. The Company's healthcare division, which commenced operations in September 1994, contributed $55.2 million in factored sales, an 81% increase over its contribution over the prior comparable period.

The Company experienced a 27.2% increase in factoring fee income for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 as a result of increased factored sales. In contrast, factoring fee income as a percentage of factored sales declined from 1.02% to .99% due primarily to lower factoring fees charged to high volume clients and a lower fee structure, partly because of high volume clients, in the Charlotte market. The Company typically receives lower factoring fees from high volume clients due to less labor intensive servicing needs required of the Company by the client and because there is increased competition for such clients' business.

Net interest income increased to approximately $6.4 million for the six months ended June 30, 1996 from approximately $5.3 million for the comparable period in 1995, a 21.3% increase, principally as a result of an increase of $67.3 million, a 35.2% increase, in average outstanding funds employed for the six months ended June 30, 1996 as compared to the same period in the prior year. Net interest income for the six months ended June 30, 1996 was also favorably impacted by continued interest expense reductions achieved through the issuance of $50,000,000 of additional Certificates under the Securitized Financings agreement in July 1995, entering into a $40,000,000 revolving loan agreement with an unaffiliated bank in April 1996, and the issuance of $10,000,000 in subordinated notes in May 1996. Average borrowings from the revolving loan during the six month period ended June 30, 1996 equaled approximately $8.9 million and had an effective interest rate of 7.74% for the six month period. The $10,000,000 notes bearing interest at a fixed annual rate of 7.95%.

Letter of credit and other fee income increased to approximately $1.5 million for the six months ended June 30, 1996 from $917,000 for the six months ended June 30, 1995, a 66.3% increase. Letter of credit fees increased approximately 45.0% or $177,500 during the six month period while other fee income increased by approximately $430,000 due to the increased factoring volume and asset based lending activities, and growth in the Company's healthcare division.

The provision for credit losses increased to $2,100,000 for the six months ended June 30, 1996 from $950,000 for the six months ended June 30, 1995. This increase is primarily attributable to an increase in outstanding accounts receivable. The provisions for credit losses as a percentage of factored sales for the six months ended June 30, 1996 increased to .18% as compared to .11% for the comparable period in 1995, reflecting a higher net charge-off rate (see "Monitoring Asset Quality and Credit Losses")

Operating expenses increased from $8,545,000 to $10,753,000 for the six month period ended June 30, 1995 as compared to the six months ended June 30, 1996. This $2.2 million or 26% increase is primarily the result of opening the North Carolina regional office and the expansion of the Healthcare division.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's principal source of funding is from its asset securitization program, the Securitized Financings which include three series of asset-backed certificates aggregating $175.0 million. The certificates issued under each series bear interest at LIBOR plus 1.25% (6.75% at June 30, 1996, excluding annualized transaction costs of 0.37%) and interest is payable monthly. The Company may continue to use the Securitized Financings for funding, provided eligible client advances are available for transfer to the trust created to accommodate the Securitized Financings (the "Trust") for future funding through new series. Generally, all of the client advances made by the Company, with the exception of those made by its healthcare division, as well as certain asset-based loans, are eligible for transfer to the Trust. As of June 30, 1996, the Company had transferred to the Trust, client advances aggregating approximately $228 million. The scheduled maturity dates of the certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively.

In April 1996, the Company entered into a $40.0 million revolving credit facility with an unaffiliated bank. The indebtedness under this facility is secured by advances not collateralizing the Securitized Financings (primarily advances made by the Company's healthcare division or asset-based loans). The indebtedness under this revolving facility bears interest at a rate of LIBOR plus 2.15%, payable monthly. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one year periods unless the Company or the lender terminate it. The Company also has a $125.0 million unsecured revolving line of credit with Capital Bank, pursuant to which the Company had outstanding borrowings of approximately $61.2 million at June 30, 1996. Indebtedness under this facility bears interest at the prime rate, as published in The Wall Street Journal (8.25% at June 30, 1996), is subject to annual review by Capital Bank each June and is due on demand. In May 1996, $10.0 million subordinated notes were issued through CF One, Inc. These notes are due and payable in July 2001 and bear interest at an annual fixed rate of 7.95%.

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $425.5 million of accounts receivable outstanding at June 30, 1996, approximately $203.8 million have balances exceeding $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At June 30, 1996, the largest amount due from any one customer, a national chain store, was approximately $19.2 million. In addition, the Company's accounts receivable turned over in an average of 53 days during 1995 and 51 days during the six months ended June 30, 1996.

The Company had no material commitments for capital expenditures as of June 30, 1996. As discussed in Note 7 to the consolidated financial statements, the Company consummated its purchase of substantially all of the assets of TempFunds, specialized financial services companies for a purchase price of approximately $5.9 million. Although the Company has no present plans for other acquisitions, the Company would consider appropriate potential acquisitions as and if they arise. The Company would need to utilize the above financings and potentially other financings to fund any such acquisitions.

                         PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION
- --------------------------
On August 9, 1996 the Company closed on the acquisition of substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc. (collectively "TempFunds"), specialized financial services companies principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home health care agencies. The acquisition was completed through Capital TempFunds, Inc., a newly formed North Carolina Corporation and wholly owned subsidiary of Factors.

The TempFunds entities provide certain services not presently provided by the Company, including billing, payroll processing, payroll tax, payroll reporting and other payroll services and insurance reporting. The purchase price paid by the Company was approximately $5.9 million (approximately $5.0 million equal to the net book value of the assets plus an additional $900,000). An additional amount up to $900,000 is payable over a three year period if certain contingencies are met. In connection with the acquisition, all rights, title and interest, to the nationally registered service mark of "TempFunds America" were assigned to Capital TempFunds, Inc. who intends to conduct business in said name.

The purchase was funded under the Company's revolving line of credit with Capital Bank.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
(a)  Exhibit 27.1 - Financial Data Schedule

(b) No Current Reports on Form 8-K were filed by the Company during the quarter and six months ended June 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                       By: /s/ Dennis A. McDermott
                                            ---------------------------
                                            DENNIS A. MCDERMOTT
                                            Senior Vice President and
                                            Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)