Form 10-Q
period 1996-09-30
CAPITAL FACTORS HOLDINGS INC
filed 1996-11-14
CIK 1013836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                          Commission file no. 0-20863

                         CAPITAL FACTORS HOLDING , INC.
              -----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


             FLORIDA                                       65-0500757
---------------------------------                     -------------------------
  (State or other Jurisdiction of                        (IRS Employer
   Incorporation or Organization)                     Identification Number)


1799 West Oakland Park Boulevard,
-------------------------------------------------------------------------------
Fort Lauderdale, Florida                                         33311
(Address of Principal Executive Offices)                      (Zip Code)

                                 (954) 730-2900
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]       No  [ ]

As of November 13, 1996 there were 12,300,000 shares of the registrant's Common Stock outstanding.

                               Page 1 of 19 Pages

ITEM 1.
                          PART I. FINANCIAL INFORMATION
                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1996               1995
                                              -------------     -------------
                                               (Unaudited)         (Audited)
ASSETS
  Cash                                        $  28,397,677     $  20,326,814
  Restricted Cash                                 6,562,500        16,187,500
  Receivables                                   502,182,662       361,205,965
    Unearned discounts                           (3,079,841)       (3,404,016)
    Allowance for credit losses                  (2,976,841)       (2,980,778)
                                              -------------     -------------
  Receivables, net                              496,125,980       354,821,171
  Property and equipment, net                     3,139,772         3,285,049
  Other Assets                                    7,691,846         4,850,831
                                              -------------     -------------
TOTAL                                         $ 541,917,775     $ 399,471,365
                                              =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Due to affiliates                           $   5,377,526     $   6,452,964
  Capital Factors variable rate asset backed
   certificates                                 175,000,000       175,000,000
  Notes payable to affiliates                    76,816,000        52,260,000
  Other borrowings                               39,000,000                 0
  Due to factoring clients                      181,945,943       128,577,577
  Other liabilities                               5,059,142         3,840,425
                                              -------------     -------------
    Total liabilities                           483,198,611       366,130,966
                                              -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 12,300,000
   shares at 9/30/96 and 10,000,000 shares at
   12/31/95, authorized, issued and outstanding     123,000           100,000
  Additional paid-in capital                     27,165,299         9,542,096
  Retained earnings                              31,430,865        23,698,303
                                              -------------     -------------
    Total stockholders' equity                   58,719,164        33,340,399
                                              -------------     -------------
TOTAL                                         $ 541,917,775     $ 399,471,365
                                              =============     =============


See accompanying notes to consolidated financial statements.


                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     Three Months Ended           Nine Months Ended
                                        September 30,                September 30,
                                      1996          1995         1996           1995
                                 ------------   -----------  -----------  -------------
REVENUES
  Factoring fees                 $  6,898,155  $  5,218,060  $ 18,541,388  $ 14,373,768
  Interest income                   9,445,097     7,510,920    25,460,552    20,127,549
  Letter of Credit and other fees     871,416       758,235     2,396,221     1,800,744
  Other                               430,418       437,337     1,079,160     1,035,998
                                 ------------  ------------  ------------  ------------
    Total revenues                 17,645,086    13,924,552    47,477,321    37,338,059
                                 ------------  ------------  ------------  ------------

EXPENSES
  Interest expense                  4,099,800     3,114,696    11,161,660     8,173,142
  Interest expense to affiliates    1,176,177     1,273,162     3,594,839     3,555,549
  Salaries and benefits             3,669,812     2,863,249    10,331,990     8,214,682
  Provision for credit losses         700,000       700,000     2,800,000     1,650,000
  Occupancy and other office
   expenses                           963,707       671,884     2,707,843     1,824,671
  Depreciation                        167,895       162,076       475,729       480,460
  Professional fees                   230,681       238,327       679,185       732,168
  Other                               902,611       645,881     2,493,449     1,874,450
                                 ------------  ------------  ------------  ------------
    Total expenses                 11,910,683     9,669,275    34,244,695    26,505,122
                                 ------------  ------------  ------------  ------------

INCOME BEFORE INCOME TAXES          5,734,403     4,255,277    13,232,626    10,832,937

PROVISION FOR INCOME TAXES          2,463,001     1,730,795     5,500,064     4,356,831
                                 ------------  ------------  ------------  ------------

NET INCOME                       $  3,271,402  $  2,524,482  $  7,732,562  $  6,476,106
                                 ============  ============  ============  ============

Earnings per common and common
  equivalent share:
    Primary                      $       0.28  $       0.25  $       0.73  $       0.65
                                 ============  ============  ============  ============
    Fully diluted                $       0.27  $       0.25  $       0.72  $       0.65
                                 ============  ============  ============  ============

See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                     1996            1995
                                                  ------------   ------------
OPERATING ACTIVITIES:
  Net income                                     $  7,732,562    $  6,476,106
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                      475,729         480,460
    Deferred income taxes                             (90,636)       (444,512)
    Provision for credit losses                     2,800,000       1,650,000
    Increase in restricted cash                      (375,000)    (11,500,000)
    Loss on sale of assets                             14,495           3,872
   (Increase)decrease in due to affiliates         (1,075,438)        251,310
    Other assets                                   (2,400,697)       (439,030)
    Other liabilities                               1,218,717       5,973,991
                                                 ------------   -------------
      Net cash provided by operating activities     8,299,732       2,452,197
                                                 ------------    ------------
INVESTING ACTIVITIES:
  Loan to clients, net                              6,138,818      (3,852,807)
  Increase in asset based loans                   (13,851,998)    (17,255,110)
  Net increase in factoring accounts receivable,
    net of due to factoring clients               (85,617,953)    (46,467,095)
  Sales of participations                           5,236,296       1,335,796
  Payments on participations                       (2,741,606)     (1,298,396)
  Purchase of property and equipment                 (347,223)       (678,241)
  Disposal of property and equipment                   25,033          18,837
                                                 ------------    ------------
      Net cash used in investing activities       (91,158,633)    (68,197,016)
                                                 ------------    ------------
FINANCING ACTIVITIES:
  Restricted proceeds from senior certificates     10,000,000      50,000,000
  Net proceeds from sale of common stock           17,646,203               0
  Proceeds from borrowing                         119,863,000      47,060,000
  Payments on borrowing                           (56,307,000)    (31,191,033)
  Payments of deferred financing costs               (857,985)       (655,901)
  Amortization of deferred costs                      585,546         439,515
                                                 ------------    ------------
    Net cash provided by financing activities      90,929,764      65,652,581
                                                 ------------    ------------
NET INCREASE (DECREASE) IN CASH                     8,070,863         (92,238)
CASH, BEGINNING OF PERIOD                          20,326,814      15,446,835
                                                 ------------    ------------
CASH, END OF PERIOD                                28,397,677      15,354,597
                                                 ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                       13,572,703      10,649,942
                                                 ============    ============
See accompanying notes to consolidated financial statements.
                                        4

CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 1: GENERAL
---------------
The accompanying unaudited consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") have been prepared on a consistent basis in conformity with generally accepted accounting principles, and in the opinion of management, reflect all adjustments (principally consisting of normal, recurring accruals) necessary to present fairly the financial condition of the Company as of September 30, 1996 and December 31, 1995, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. Certain amounts in the 1995 Consolidated Statements of Income have been reclassified to conform with the 1996 consolidated financial statement presentation. All significant inter-company transactions and balances have been eliminated. The December 31, 1995 amounts were derived from previously audited statements. All interim information at September 30, 1996 and 1995 and for the three and nine months then ended was not audited.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 2 to the Consolidated Financial Statements appearing in the Company's Form S-1 Registration Statement as filed with the Securities and Exchange Commission on May 9, 1996 as thereafter amended.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." This statement requires certain disclosures about stock-based employee compensation regardless of the method used to account for it, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method set forth in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date, or other measurement date, over the amount an employee must pay to acquire the stock. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company will measure compensation cost for stock-based compensation as prescribed by APB No. 25.

NOTE 2: RECEIVABLES
-------------------
Receivables consist of the following:

                              SEPTEMBER 30,          DECEMBER 31,
                                  1996                   1995
                              -------------         -------------

Nonrecourse                   $ 277,103,247         $ 215,243,095
Recourse                        153,000,273            81,232,416
                              -------------         -------------
Factored accounts receivables   430,103,520           296,475,511
Loans to factoring clients       19,911,704            26,415,014
Asset based loans                52,167,438            38,315,440
                              -------------         -------------
                              $ 502,182,662         $ 361,205,965
                              =============         =============

The Company specifically considered $701,358 and $2,184,046 of its client advances impaired at September 30, 1996 and December 31, 1995, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods was $31,270 and $133,847, respectively.


Changes in the Company's allowance for credit losses were as follows:

                                     NINE MONTHS ENDED                 YEAR ENDED
                            ------------------------------------- ---------------------
                                        % of              % of                   % of
                            SEPT 30, FACTORED SEPT 30, FACTORED  DECEMBER 31, FACTORED
                              1996     SALES     1995    SALES       1995       SALES
                            ---------- ------ ---------- -------  ----------   --------
Beginning balance           $2,980,778        $1,774,101          $1,774,101
Allowance related to
  acquisition of
  TempFunds America, Inc.      100,000
Provision for credit losses  2,800,000   .15   1,650,000    .11    2,234,721     .11

Charge-offs                 (3,381,611)  .18  (1,256,430)   .08   (1,625,148)    .08
Recoveries                     477,674   .03     463,099    .03      597,104     .03
                            ---------- ------ ----------- ------- ----------   -------
Net charge-offs             (2,903,937)  .15    (793,331)   .05   (1,028,044)    .05
                            ---------- ------ ----------- ------- ----------   -------
Ending balance              $2,976,841        $2,630,770          $2,980,778
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

Historically, the provision for credit losses as a percentage of factored sales and net charge-offs as a percentage of factored sales ranged from 0.11% to 0.31% and 0.05% to 0.30%, respectively. The provision for credit losses as a percentage of factored sales increased from .11% for the nine months ended September 30, 1995 to 0.15% for the nine months ended September 30, 1996. Net charge-offs as a percentage of factored sales also increased from 0.05% to 0.15% for the same nine month periods, respectively. The 1996 ratios listed above, although higher than those experienced in 1995, reflect normal credit losses consistent with the Company's historical experience and expectations. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge-offs.


NOTE 3: BORROWINGS
------------------
Borrowings are summarized as follows:

                                           September 30,      December 31,
                                               1996               1995
                                           -------------     -------------
Variable rate asset backed certificates
 due 1999 through 2001                     $ 175,000,000     $ 175,000,000
Variable rate revolving credit line
 due on demand                                76,816,000        52,260,000
Variable rate revolver loan due 1999          29,000,000
7.95% subordinated notes due 2001             10,000,000
                                           -------------     -------------
Total borrowings                           $ 290,816,000     $ 227,260,000
                                           =============     =============


NOTE 4: ACQUISITION
-------------------
On August 9, 1996 the Company closed on the acquisition of substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc. (collectively "TempFunds"), specialized financial services companies principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home health care agencies. The acquisition was completed through Capital TempFunds, Inc., a newly formed North Carolina Corporation and wholly owned subsidiary of Factors.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES


INTRODUCTION
Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Capital Bank (the "Bank"). The Bank is a wholly-owned subsidiary of Capital Bancorp. Holding has two wholly-owned subsidiaries, Capital Factors, Inc. ("Factors") and CF One, Inc. Factors has one wholly-owned subsidiary, CF Funding Corp. Throughout this discussion, Holding and its subsidiaries are collectively referred to as the "Company."

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

The Company operates through four regional offices (including the Florida office) and currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At September 30, 1996, the largest amount due from any one customer, a national department store chain, was approximately $22.3 million.

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


MONITORING ASSET QUALITY AND CREDIT LOSSES
------------------------------------------
The monitoring of asset quality is a routine function performed by management to control credit losses. The Company's allowance for credit losses is determined after evaluating the receivables portfolio, current market conditions, changes in the nature and volume of the portfolio, past loss experience and other pertinent factors.

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the nine months ended September 30, 1996 and September 30, 1995:

                                             AS OF SEPTEMBER 30,
                                           ----------------------
                                             1996          1995
                                           ---------     ---------
                                       (UNAUDITED, DOLLARS IN THOUSANDS)
Provision for credit losses                 $ 2,800       $ 1,650
Charge-offs net of recoveries               $ 2,904       $   793

Allowance for credit losses-specific        $   461       $   690
Allowance for credit losses-general         $ 2,516       $ 1,941
                                           -----------    ---------
  Total allowance for credit losses         $ 2,977       $ 2,631
Accounts receivable turnover in days             51            51
Accounts receivable past due more
  than 60 days as a percentage of
  total factored receivables                   7.63%         5.50%
Accounts receivable past due more
  than 90 days as a percentage of
  total factored receivables                   4.80%         3.17%
Credit-approved accounts receivable
  past due more than 60 days as a
  percentage of credit approved
  receivables                                  2.13%(1)      2.38%(1)
Credit-approved accounts receivable
  past due more than 90 days as a
  percentage of credit approved
  receivables                                  1.70%(1)      0.81%(1)

Provision for credit losses as a
  percentage of factored sales                 0.15%         0.11%
Net charge-offs to factored sales              0.15%         0.05%
Average receivables                        $411,848      $296,728
Provision for credit losses as a
  percentage of average receivables            0.91%(2)      0.74%(2)
Net charge-offs as a percentage of
  average receivables                          0.94%(2)      0.36%(2)
Non-accruing advances                      $    701      $    928
Non-accruing advances as a percentage
 of receivables                                0.14%         0.26%
Provision for credit losses as a percentage
  of average funds employed                    1.36%(2)      1.08%(2)
Net charge-offs as a percentage of
  average funds employed                       1.41%(2)      0.52%(2)
Non-accruing advances as a percentage
  of funds employed                            0.22%         0.39%

(1) Management considers the aging of credit-approved receivables a more meaningful measure of exposure to credit risk than the aging of total receivables.
(2) Computed on an annualized basis.


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

The provision for credit losses as a percentage of factored sales increased from 0.11% for the nine months ended September 30, 1995 to 0.15%. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed increased to 0.91% and 1.36%, respectively, for the nine months ended September 30, 1996, from 0.74% and 1.08%, respectively in the nine months ended September 30, 1995, reflecting a higher net charge-off rate. Management anticipates that the provision for credit losses during the remainder of 1996 will be higher than during 1995 and more consistent with the Company's historical experience.

Net charge-offs as a percentage of factored sales ranged from 0.05% to 0.30% in the 1991-1995 period. Net charge-offs as a percentage of factored sales increased from 0.05% for the period ended September 30, 1995 to 0.15% for the period ended September 30, 1996. The net charge-offs percentage increased in 1996 due to the charge-off in the first quarter of $600,000 related to the bankruptcy of a large Northeastern regional chain store, but net charge-offs remained well within the Company's historical experience. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed increased 0.58% and 0.89%, respectively, for the nine months ended September 30, 1996 as compared to the same period in 1995 due primarily to the $600,000 charge off described above.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and during the nine months ended September 30, 1996 and 1995, were at 0.22% and 0.39%, respectively. Non-accruing advances as a percentage of receivables decreased from 0.26% to 0.14%, for the same nine month periods ended September 30, 1995 and 1996, respectively. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 2.13% and 1.70%, respectively at September 30, 1996 as compared to 2.38% and 0.81%, respectively at September 30, 1995. Management considers these levels acceptable. Accounts receivable past due more than 60 days as a percentage of total factored receivables and accounts receivable past due more than 90 days as a percentage of total factored receivables equaled 7.63% and 4.80, respectively, for the nine month period ended September 30, 1996 as compared to 5.50% and 3.17%, respectively, for the nine month period ended September 30, 1995. The increase in these ratios was due to an increase in healthcare factored receivables from $14.9 million at September 30,1995 to $21.9 million at September 30, 1996, that are slower paying with higher delinquency ratios. Healthcare factored receivables are not credit-approved thus the Company does not guarantee payment of the receivables.


FINANCIAL CONDITION - SEPTEMBER 30, 1996 AS COMPARED TO DECEMBER 31, 1995
-------------------------------------------------------------------------
Total assets increased to $541.9 million at September 30, 1996 from $399.5 million at December 31, 1995. The $142.4 million increase was due primarily to a $141.3 million dollar increase in net receivables.

Factored accounts receivables increased $133.6 million primarily as a result of increased factored sales and the seasonal fluctuation in the Company's factored sales volume, which generally have been highest during the period from August through November. During such 4-month period, the Company's clients, especially those in the apparel industry, typically ship more goods in order to fill increased customer orders in anticipation of "back to school" and the ensuing holiday season. The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. Asset based loans, which represent loans provided to clients principally collateralized by accounts receivable, increased $13.9 million from December 31, 1995 to September 30, 1996. Restricted Cash decreased primarily as a result of the final draw down of $10.0 million of cash maintained in a Pre-Funding account related to the third series of variable rate asset-backed certificates collateralized by factored advances ("Securitized Financings"), but was offset by an increase in Non-restricted Cash which is subject to fluctuations in daily deposit volumes.

The increase in assets was principally funded by an increase in its debt outstanding under the Company's debt facility with Capital Bank and two new credit facilities closed by the Company during the nine months ended September 30, 1996. Outstanding debt under the Capital Bank facility increased from approximately $52.3 million at December 31, 1996 to approximately $76.8 million at September 30, 1996. In April 1996, the Company closed a revolving credit facility in the amount of $40 million with an unaffiliated bank. At September 30, 1996 the Company had $29.0 million outstanding under this facility, which bears interest at LIBOR plus 2.15%. In May 1996, the Company, through its wholly-owned subsidiary, CF One, Inc., raised an additional $10 million through the issuance of 5 year notes, due and payable in July 2001, which bear a fixed rate of interest of 7.95%.

Stockholders' equity increased approximately $25.4 million during the first nine months of 1996 as a result of $17.6 million in net proceeds received from the sale of approximately 19% of the Company's common stock and $7.7 million of net income earned by the Company. On July 10, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock and on August 5, 1996, sold an additional 300,000 pursuant to the Underwriters' over-allotment option.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------------------------------------------------
Net income increased 29.6% to approximately $3.3 million for the three month period ended September 30, 1996 from approximately $2.5 million for the comparable period in 1995 due primarily to an increase in operating revenues. Operating revenues (total revenues less interest expense) increased from approximately $9.5 million for the three month period ended September 30, 1995 to approximately $12.4 million for the comparable period in 1996, a 29.7% increase. These increases were primarily a result of a 26.3% increase in the Company's factored sales volume from $561.2 million to $708.9 million for the three month period ended September 30, 1995 and September 30, 1996, respectively, and the resulting increase in interest income and factoring fees. The factored sales volume increases were attributable to continued growth of the Company's client base, with all four regional offices contributing to the increase.

Factoring fee income increased to approximately $6.9 million for the three month period ended September 30, 1996 as compared to approximately $5.2 million for the three month period ended September 30, 1995 as a result of a 26.3% increase in factored sales. Factoring fee income as a percentage of factored sales for the three month periods increased from 0.93% in 1995 to 0.98% in 1996. During the three month period ended September 30, 1995 the Company processed $15.7 million of initial factored sales from a new healthcare client for which no commission was charged. Excluding this $15.7 million of factored sales, factoring fee income as a percentage of factored sales for the three months ended September 30, 1995 equaled .96%.

Net interest income (interest income less interest expense) increased to approximately $4.2 million for the three months ended September 30, 1996 from approximately $3.1 million for the comparable period in 1995, a 33.5% increase. The increase resulted primarily from the approximately $17,6 million of net proceeds raised by the Company's issuance of common stock in July 1996 which were used to reduce the debt outstanding under a debt facility with Capital Bank. The interest rate on this facility was 8.25% at September 30, 1996. Additionally, the Company entered into a $40,000,000 revolving loan agreement bearing interest at LIBOR plus 2.15% in April 1996 with an unaffiliated bank. Average borrowings from the revolving loan during the three month period ended September 30, 1996 equaled approximately $28.6 million and had an effective interest rate of 8.04% for the three month period. Interest income also increased due to an increase of $85.3 million in average outstanding funds employed for the three months ended September 30, 1996 as compared to the same period in the prior year.

Letter of credit and other fee income increased to approximately $871,000 for the three months ended September 30, 1996 from $758,000 for the three months ended September 30, 1995, a 14.9% increase. Letter of credit fees increased approximately 28.8% or $65,800 during the three month period while other fee income increased by approximately $47,000 due to the increased factoring volume and asset based lending activities, and growth in the Company's healthcare division.

The provision for credit losses equaled $700,000 for both the three months ended September 30, 1996 and the three months ended September 30, 1995. Provisions for credit losses as a percentage of factored sales decreased to 0.10% for the three months ended September 30, 1996 as compared to 0.12% for the comparable period in 1995, reflecting a slightly lower net charge-off rate for the quarter (see "Monitoring Asset Quality and Credit Losses")

Operating expenses increased from $4,581,000 to $5,935,000 for the three month period ended September 30, 1995 as compared to the three months ended September 30, 1996. This $1.4 million or 30% increase is primarily the result of expansion in the regional offices and the acquisition of Capital TempFunds, Inc.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------------------------------------------------
Net income increased $1.3 million to approximately $7.7 million for the nine month period ended September 30, 1996 from approximately $6.5 million for the comparable period in 1995, a 19.4% increase due to an increase in operating revenues offset by an increase in the provision for credit losses. Operating revenues increased 27.8% from approximately $25.6 million to $32.7 million, respectively, for the nine month periods ended September 30,1995 and September 30, 1996. These increases were primarily a result of a 29.0% increase in the Company's factored sales volume from $1.5 billion to $1.9 billion for the nine month period ended September 30, 1995 and September 30, 1996, respectively. This increase in factored sales was attributable to the opening of the Charlotte office which increased factored sales volume by $124.0 million in the nine month period, combined with continued growth of the Company's New York and California offices. The Company's healthcare division, which commenced operations in September 1994, contributed $91.5 million in factored sales, a 36.6% increase over its contribution over the prior comparable period.

The Company experienced a 29.0% increase in factoring fee income for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of a 29.0% increase in factored sales. Factoring fee income as a percentage of factored sales for the nine month periods remained flat at 0.98% in 1995 and 1996.

Net interest income increased to approximately $10.7 million for the nine months ended September 30, 1996 from approximately $8.4 million for the comparable period in 1995, a 27.4% increase, principally as a result of an increase of $72.0 million, a 35.5% increase, in average outstanding funds employed for the nine months ended September 30, 1996 as compared to the same period in the prior year. Net interest income for the nine months ended September 30, 1996 was also favorably impacted by continued interest expense reductions achieved through the issuance of $50,000,000 of additional Certificates under the Securitized Financings agreement in July 1995, entering into a $40,000,000 revolving loan agreement with an unaffiliated bank in April 1996, and the issuance of $10,000,000 in subordinated notes in May 1996. Average borrowings from the revolving loan during the nine month period ended September 30, 1996 equaled approximately $15.5 million and had an effective interest rate of 8.2% for the nine month period. The $10,000,000 notes bear interest at a fixed annual rate of 7.95%.

Letter of credit and other fee income increased to approximately $2.4 million for the nine months ended September 30, 1996 from $1.8 million for the nine months ended September 30, 1995, a 33.0% increase. Letter of credit fees increased approximately 39.0% or $243,000 during the nine month period.

The provision for credit losses increased to $2,800,000 for the nine months ended September 30, 1996 from $1,650,000 for the nine months ended September 30, 1995. This increase is primarily attributable to an increase in outstanding accounts receivable. The provisions for credit losses as a percentage of factored sales for the nine months ended September 30, 1996 increased to .15% as compared to .11% for the comparable period in 1995, reflecting a higher net charge-off rate (see "Monitoring Asset Quality and Credit Losses")

Operating expenses increased from $13,125,000 to $16,688,000 for the nine month period ended September 30, 1995 as compared to the nine months ended September 30, 1996. This $3.6 million or 27.1% increase is primarily the result of opening the North Carolina regional office and expansion of the existing regional offices and the healthcare division.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal source of funding is from its asset securitization program, the Securitized Financings which include three series of asset-backed certificates aggregating $175.0 million. The certificates issued under each series bear interest at LIBOR plus 1.25% (6.75391% at September 30, 1996, excluding annualized transaction costs of 0.37%) and interest is payable monthly. The Company may continue to use the Securitized Financings for funding, provided eligible client advances are available for transfer to the trust created to accommodate the Securitized Financings (the "Trust") for future funding through new series. Generally, all of the client advances made by the Company, with the exception of those made by its healthcare division, as well as certain asset-based loans, are eligible for transfer to the Trust. As of September 30, 1996, the Company had transferred to the Trust client advances aggregating nearly $254.9 million. The scheduled maturity date of the certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively.

In April 1996, the Company entered into a $40.0 million revolving credit facility with an unaffiliated bank. The indebtedness under this facility is secured by advances not collateralizing the Securitized Financings (primarily advances made by the Company's healthcare division or asset-based loans). The indebtedness under this revolving facility bears interest at a rate of LIBOR plus 2.15%, payable monthly. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one year periods unless the Company or the lender terminate it. The Company also has a $125.0 million unsecured revolving line of credit with Capital Bank, pursuant to which the Company had outstanding borrowings of approximately $76.8 million at September 30, 1996. Indebtedness under this facility bears interest at the prime rate, as published in The Wall Street Journal (8.25% at

September 30, 1996), is subject to annual review by Capital Bank each June and is due on demand. In May 1996, $10.0 million subordinated notes were issued through CF One, Inc. These notes are due and payable in July 2001 and bear interest at an annual fixed rate of 7.95%. In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $502.2 million of accounts receivable outstanding at September 30, 1996, approximately $214.3 million have balances exceeding $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At September 30, 1996, the largest amount due from any one customer, a national chain store, was approximately $22.3 million. In addition, the Company's accounts receivable turned over in an average of 51 days during 1995 and 51 days during the nine months ended September 30, 1996.

The Company had no material commitments for capital expenditures as of September 30, 1996.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

THE COMPANY
-----------

From time to time, the Company has been a party to lawsuits and claims, including lender liability claims, which management considers incidental to normal operations. The Company is currently a party to one lawsuit that was dismissed after trial. The plaintiff is currently appealing the dismissal. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from this current lawsuit would not materially affect the financial position of the Company.

BANCORP AND CAPITAL BANK LEGAL PROCEEDINGS
------------------------------------------

NATHAN J. ESFORMES, STANLEY I. WORTON, M.D., AND LEONARD WIEN, AS INDIVIDUAL SHAREHOLDERS AND ON BEHALF OF ALL OTHER SHAREHOLDERS OF CAPITAL BANCORP V. ABEL HOLTZ, FANA HOLTZ, DANIEL M. HOLTZ, JAVIER J. HOLTZ, CAPITAL BANK AND CAPITAL BANCORP CIRCUIT COURT FOR THE 11TH JUDICIAL DISTRICT IN AND FOR DADE COUNTY, FLORIDA CASE NO. 95-02515.

Capital Bancorp ("Bancorp") filed a motion to lift the stay in this action, which was held in abeyance at the plaintiffs' request by the court at a hearing held on October 7, 1996. As a result, the report issued by the Independent Committee (which concluded that, based on its investigation and the investigation of its counsel and accounting firm, that no legal basis for pursuing the derivative action exists and that the derivative action is not in the best interest of Bancorp or the Bank, and as such, should be dismissed) has not yet been filed with the court. However, in early November, the Plaintiffs filed a motion to lift the stay and to schedule an evidentiary hearing on the Independence of the Independent Committee and the reasonableness of its investigation. A hearing on this motion has not yet been set.

Regulatory Matter

The administrative hearing regarding the application by Daniel Holtz, Chairman of the Board, Chief Executive Officer and President of Bancorp, Fana Holtz, the Vice-Chairman of the Board, and Javier Holtz, an executive officer of Bancorp, to acquire and/or maintain a controlling interest in the Bank through their ownership and control of Bancorp, commenced in August 1996 and ended on November 8, 1996. An order has not yet been made on the application and is not anticipated prior to the first quarter of 1997.

ITEM 5.  OTHER INFORMATION
--------------------------

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.1 - Employment Contract Among James L. Morrison and Capital Factors, Inc.

(b) Exhibit 10.2 - Employment Contract Among Stephen J. Donohue and Capital Factors, Inc.

(c)  Exhibit 11 - Statement re: Calculation of Earnings Per Share

(d)  Exhibit 27.1 - Financial Data Schedule

(e) No Current Reports on Form 8-K were filed by the Company during the quarter and nine months ended September 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 1996            By: /s/ DENNIS A. MCDERMOTT
                                   ---------------------------
                                   DENNIS A. MCDERMOTT
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)