Form 10-K
period 1996-12-31
CAPITAL FACTORS HOLDINGS INC
filed 1997-03-31
CIK 1013836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file no.  0-20863

                         CAPITAL FACTORS HOLDING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            FLORIDA                                         65-0500757
--------------------------------                    ----------------------------
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                         Identification Number)

1799 West Oakland Park Boulevard, Fort Lauderdale, Florida      33311
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (954) 730-2900
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class:          Name of each exchange on which registered:
              NONE                                      NONE

Securities registered pursuant to section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1997, the aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant was $33,820,500. (This number is based on reported beneficial ownership by all directors and executive officers of the registrant and holders of 5% or more of the registrant's Common Stock. This determination, however, does not constitute an admission of affiliate status for any of these individual shareholders.)

As of March 25, 1997 the registrant had outstanding 12,300,000 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Capital Factors Holding, Inc. and its subsidiaries (the "Company") are a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collections and management information services. The Company's clients are primarily small to medium size companies in various industries, including textile and apparel and furniture manufacturing. Beginning in 1994, the Company provided services to clients involved in the healthcare industry. The Company operates through four regional offices located in New York City, Los Angeles, Charlotte, and its headquarters in South Florida, in addition to its recently opened asset-based lending office in Atlanta, Georgia. In late 1994, the Company began to expand its asset-based lending business. The Company currently has over 400 clients who generate annual sales of $500,000 to $100 million, and services over 100,000 customers of those clients.

The Company generally provides financing to its clients through the purchase of accounts receivable owed to the Company's clients by the clients' customers, usually on a non-recourse basis, as well as by guaranteeing amounts due under letters of credit issued to the Company's clients which are collateralized by accounts receivable and other assets. The purchase of accounts receivable is usually known as "factoring" and results in the payment by the client of a factoring fee, generally equal to 0.5% to 2% of the factored sales volume. No money is paid to the client at the time the Company purchases the client's receivables. Instead, the Company records a liability to the client on its books for the purchase price of the receivable. Generally, the Company and the client notify the client's customers to make all payments on the receivable directly to the Company. In most cases, a client's customers are other commercial entities, not individuals. In healthcare financing, the client's customers are individuals, but the client's receivables are mostly from third-party obligors (usually insurance companies).

The Company guarantees the collection of each client's pre-approved receivables or receivables from each client's customers with pre-approved credit lines. Payment for receivables which are credit-approved by the Company is made to the client after collection from the client's customer or, if the receivable is not paid based solely on the customer's financial inability to pay, payment is made to the client within 120 days after the due date of the receivable. Frequently, the Company also advances funds to its clients prior to collection of receivables, charges interest on such advances (in addition to any factoring fees) and satisfies such advances from receivables collections. All payments to clients are reduced by amounts outstanding to the Company, such as the factoring fee charged to the client or any outstanding advances to the client. Interest charged on such advances is generally equal to 1% to 4% over prime. Management believes that the generally short-term and floating rate characteristics of its advances and the floating rate of its financings result in minimal interest rate exposure. Approximately 30% of the Company's clients use only the credit protection and management information services offered by the Company in connection with the purchase of their accounts receivable, and do not obtain advances against the purchased receivables from the Company.

The Company has grown significantly in size and profitability. For 1996, the Company's operating revenues, net income and factored sales volume increased by 31.3%, 27.9% and 32.5%, respectively, over 1995. The Company's operating strategy includes (i) managing credit risk to ensure consistent and stable growth, (ii) increasing market penetration through offices in key factoring centers, (iii) recruiting and retaining experienced personnel who use a team approach to provide quality service and (iv) diversifying by product and industry, especially in healthcare financing, which management believes has significant growth potential.

BACKGROUND OF THE COMPANY

Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Capital Bank (the "Bank"), a Florida commercial bank. The Bank is a wholly-owned subsidiary of Capital Bancorp. Holding has two wholly-owned subsidiaries, Capital Factors, Inc. ("Factors") and CF One, Inc. ("CF One"). Factors has two wholly-owned subsidiaries, CF Funding Corp. and Capital TempFunds, Inc. Throughout this discussion, Holding, Factors and their subsidiaries are collectively referred to as the "Company".

Factors was acquired by Capital Bank in May 1985, at which time Factors had one office in South Florida. Factors acquired a Los Angeles regional office in August 1989 and opened a New York regional office in April 1990. The Company established a healthcare division in September 1994 and, in late 1994, the Company also began asset-based lending. The Charlotte regional office was opened in May 1995 and the Atlanta asset-based lending office in January 1997.

Holding was formed in June 1994 in order to serve as the holding company for Factors and to accommodate the issuance of asset-backed certificates in connection with the securitization of factored advances (the "Securitized Financings") which have been issued pursuant to several private placements. Additionally in 1994, Holding formed another subsidiary, CF One, and Factors formed a subsidiary, CF Funding Corp. Both CF One and CF Funding Corp. were created to accommodate the issuance of the asset-backed certificates. CF One holds subordinated certificates issued by the trust (the "Trust") created in connection with the Securitized Financings, which it purchased with funds contributed to it by Holding. Pursuant to the Securitized Financings, advances made by Factors that were collateralized by third party accounts receivable and, in certain cases, by cash, letters of credit, inventory or other collateral provided to Factors were sold to CF Funding Corp., which subsequently transferred the advances to the Trust. The Trust issued three series of asset-backed certificates (the "Certificates"), which were sold to institutional buyers through several private placements. The aggregate amount of Certificates presently outstanding is $175 million, of which $100 million was issued in June 1994, $25 million was issued in December 1994 and $50 million was issued in July 1995. Each Certificate evidences an interest in the Trust's assets and the right to receive the payment of principal on the face amount of the certificate and interest from the Trust. The Trust's assets consist principally of the advances, as well as funds collected or to be collected in respect of the advances and the collateral therefor. Factors is responsible for servicing the advances owned by the Trust. Subordinated certificates were also issued by the Trust to CF One in connection with each of the Securitized Financings ($15 million in June 1994, $3.75 million in December 1994 and $7.50 million in July 1995).

On July 16, 1996, Holding completed an initial public offering of 2,000,000 shares of its Common Stock at a public offering price of $8.50 per share. Prior to this offering, all of the Common Stock was owned by the Bank. On August 2, 1996, the underwriting syndicate exercised its option to acquire an additional 300,000 shares of Common Stock. The net proceeds from the offering, which totaled approximately $17.6 million, were used to reduce the Company's indebtedness to the Bank under an outstanding line of credit. As a result of the offering, the Bank's ownership of Holding has been reduced to approximately 81% of the outstanding Common Stock. The Common Stock is listed for trading on the Nasdaq National Market under the symbol "CAPF."

On August 9, 1996, the Company closed on the acquisition of substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc. (collectively "TempFunds"). TempFunds is a specialized financial service company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home health care agencies. The acquisition was completed through Capital TempFunds, Inc., a newly formed subsidiary of Factors. Capital TempFunds provides certain services, including billing, payroll processing, payroll tax, payroll reporting and other payroll services and insurance reporting. The purchase price paid by the Company was approximately $5.9 million (approximately $5.0 million equal to the net book value of the assets plus an additional $900,000). An additional amount up to $900,000 is payable over a three year period if certain contingencies are met. In connection with the acquisition, all rights, title and interest to the nationally registered service mark of "TempFunds America" were assigned to Capital TempFunds, Inc. who intends to conduct business in said name. The purchase was funded under the Company's revolving line of credit with Capital Bank.

MARKET FOR COMPANY SERVICES

Traditionally, the factoring client base has consisted of members of the textile and apparel industries, furniture manufacturers, electronics and home furnishings organizations, wholesalers, distributors and service organizations. Approximately 71.5% of the Company's clients are in the textile and apparel industry and 11.2% are manufacturers of furniture and home furnishings. Clients who, for various reasons, have insufficient or less effective in-house staff, equipment or procedures to monitor customers, manage accounts receivable or protect against credit loss, also use factors to provide such services. These include both mature and younger companies. For example, as the retail industry becomes more fragmented due to an increased number of specialty stores challenging department stores, mass merchants and discounters, suppliers are faced with a larger universe of buyers and may experience higher costs to maintain their credit and receivables department and increasing paper flow, requiring more sophisticated systems. As clients experience these rising costs, credit, collection and management information services such as those provided by the Company become economically and operationally more attractive. In addition, manufacturers benefit form factoring because it allows them to turn inventory more quickly, particularly if they receive cash advances, which may be used to produce more inventory that could not have been produced if the manufacturer had waited to be paid by its customer.

The Company, as well as the factoring industry, has historically experienced and expects to continue to experience seasonal fluctuations in its factored sales volume and factoring fees, which generally have been highest during the period from August through November. A principal reason for the fluctuation in the Company's factored sales volume and factoring fees is the seasonality in the sales of certain of the Company's clients, especially those in the textile and apparel industry, who typically ship more goods during such 4-month period in order to fill increased customer orders in anticipation of "back to school" and the ensuing holiday season. The Company realized approximately 40.0% of its annual factored sales volume in each of 1996 (approximately $1.0 billion of 2.6 billion annual factored sales), 1995 (approximately $757 million of $2 billion annual factored sales) and 1994 (approximately $605 million of $1.5 billion annual factored sales) during this 4-month period. Historical experience also indicates that the Company's factored sales volume and factoring fees are at their lowest during the period from December through February. Such seasonal fluctuations can be seen by a review of the Company's quarterly factored sales volume and net income for the three year period ended December 31, 1996, as set forth below:

                                     FIRST    SECOND     THIRD    FOURTH      FULL
                                    QUARTER   QUARTER   QUARTER   QUARTER     YEAR
                                    -------   -------   -------   -------   ---------
                                                 (DOLLARS IN THOUSANDS)
1996  Factored Sales Volume....... $563,989  $614,614  $708,930  $763,909  $2,651,442
      Net Income..................   $1,903    $2,558    $3,271    $3,383     $11,115

1995  Factored Sales Volume....... $441,211  $460,407  $561,222  $538,523  $2,001,364
      Net Income..................   $1,883    $2,069    $2,524    $2,217      $8,693

1994  Factored Sales Volume....... $328,855  $365,176  $423,884  $419,045  $1,536,960
      Net Income..................   $1,128    $1,110    $1,769    $2,085      $6,092

One fast-growing market is healthcare financing, which the Company has entered. Typical clients include hospitals, nursing homes, doctor groups, home treatment centers, home healthcare service providers, temporary nursing or staffing services and providers of durable medical equipment. These entities often have long waits for receivables to be paid, but steady needs for cash, and, accordingly, are less subject to seasonal changes. See "-Healthcare Financing."

INDUSTRY OVERVIEW

Financial service companies which compete with the Company are widely known as factors and typically service retail trade clients with a large number of customers, requiring intensive customer credit and operational support. Factoring companies service industries such as apparel, textiles, shoe, carpeting and furniture, frozen foods, housewares, electronics, toys and other service-related industries including hospitals, medical companies and employment services. Such industries benefit from the use of credit, collections and management information services such as those provided by the Company because factoring companies can (i) achieve economies of scale in evaluating the credit quality of various customers and processing receivables and (ii) help clients to achieve more stable cash flows and additional credit facilities.

Factoring has been a method of working capital financing in the United States for over 200 years. Traditionally, the industry has focused on the purchase of receivables in the apparel and furniture industries, but recently, new industries, including healthcare providers, have begun factoring. The factoring industry has undergone considerable consolidation over the past several years; as a result, the industry is characterized by a small number of very large factors operating nationally, with a multitude of small companies generally operating on a local or regional basis.

In a recent survey, the largest fourteen factoring companies reported volume in 1996 of $63.8 billion, an increase of 55% over reported volume in 1988. The Company had a 4.1% share of this reported volume for 1996.

STRATEGY

The Company provides fee-based services to its clients, including credit, collection and management information services, and also makes advances to its clients. Each of the Company's regional offices is staffed with a business development manager, who has the primary responsibility for generating new business. Potential new clients are often identified from (i) referrals by previous and existing clients, accountants and lawyers, (ii) direct mail efforts and (iii) direct telemarketing efforts. The Company also attempts to expand its network through (i) mailings and magazine and trade journal advertisements to increase its name recognition, (ii) cultivating its existing referral relationships and (iii) soliciting additional referral relationships. Since the Company opened its Charlotte office in 1995, management believes that it has a network in place to meet the needs of its target client base in the key markets for factoring services. Additional expansion and growth is contemplated through product diversification, such as through healthcare financing, as well as asset-based lending in all regional offices, including the Atlanta office opened in 1997.

Management believes that the Company's growth has been primarily attributable to the following operating strategies:

/bullet/ Management of Credit Risks. The Company manages credit risks associated with collection of accounts receivable and advances to clients primarily by (i) conducting extensive financial and business due diligence on both clients and their customers before entering into a factoring arrangement with a client or establishing credit limits for customers, (ii) adhering to the written guidelines set forth in a Loan and Credit

          Policy Manual distributed to all credit and collection employees, and
          (iii) monitoring outstanding accounts receivable and advances on a daily basis in order to alert the Company to potential problems in a timely manner.

/bullet/ Increased Market Penetration. The Company believes that it has been able to increase market penetration by servicing a wide range of clients nationally through its regional offices located in key factoring centers. In addition, by providing its clients with personalized, flexible, cost-efficient and effective service, the Company allows clients to be more responsive to their customers and to devote more time to the management of other aspects of their business.

/bullet/ Experienced Personnel Who Use a Team Approach. Management believes that the quality of service provided to its clients is a critical factor to the Company's growth. In order to provide quality services, the Company strives to recruit and retain management and other personnel with significant industry experience, as well as a commitment to client service. The Company's account executives, credit officers and operations officers work together under the supervision of management to service the Company's clients. As a result of this strategy, the Company's clients and the customers of such clients interact with experienced personnel working as a team.

/bullet/ Diversification by Product and Industry. As part of its operating and growth strategy, the Company offers different variations and combinations of its traditional products and services to clients and has recently expanded into healthcare financing and asset-based lending. Asset-based lending, in particular, provides the Company a vehicle to finance clients who may not need its other services and who have different financial needs than general factoring clients. Although the Company has a high concentration of clients in the textile and apparel industry and furniture manufacturing industry, the Company provides services to companies in various industries. In addition to traditional factoring clients, the Company now provides accounts-receivable financing to various clients in the healthcare industry. Diversification provides the Company with a potential client base that has significant growth potential, which may be serviced from its existing offices.

FACTORING ARRANGEMENTS

Factoring Agreement

After the Company has completed a financial and business analysis on a potential client and its customers, the Company will enter into a factoring agreement with approved clients. Many of these factoring agreements provide for advances to be made by the Company based on a client's receivables. The factoring agreement typically appoints the Company as the client's sole factor for all accounts receivable, generally for a term of one year. The Company can usually terminate the agreement at any time upon 30 days' prior written notice to the client.

Once the factoring agreement has been executed, the Company will purchase the client's accounts receivables for the face amount of the receivables, less certain specified discounts, including the Company's factoring fee, and other deductions. No money is paid to the client upon the purchase of the receivable. Instead, the Company records a liability on its books for the purchase price of the receivable. Generally, the Company and the client notify the customer to make all payments for the receivable directly to the Company. In most areas, a client's customers are other commercial entities and the client does not deal directly with individuals. In healthcare financing, the client's customers are individuals, but the client's receivables are mostly from third-party obligors (usually insurance companies).

The Company guarantees the collection of each client's pre-approved receivables or receivables from each client's customers with pre-approved credit lines. Payment for the receivable is made to the client after collection from the customer or, in the event the collection of the receivable was guaranteed by the Company and the receivable was not paid based solely on the customer's financial inability to pay, payment is made to the client within 120 days after the due date of the receivable. If the customer fails to pay the receivable for any reason other than financial inability to pay, such as a dispute regarding defective merchandise, the Company has no obligation to pay the client for the receivable, notwithstanding guarantee of the receivable by the Company. All payments to clients are reduced by amounts outstanding to the Company, such as the factoring fee charged to the client or any outstanding advances to the client.

At the time the Company purchases the client's account receivable, the client becomes obligated to pay the Company a fee, generally equal to 0.5% to 2.0% of the gross amount of the receivable (not reduced by any discounts that may have been provided to the customer for early payment). Typically, the fee is paid from the proceeds of the accounts receivable collections. The factoring fee paid by the client is not related to the collectibility or non-collectibility of the purchased accounts receivable. Accordingly, even if the Company is not obligated to pay for a guaranteed receivable because of a dispute between the client and its customer, or if payment of the receivable was not guaranteed by the Company, the factoring fee is due from the client on such receivable. The factoring fee charged by the Company depends on various considerations, such as the length of time the receivables are expected to be outstanding, the monthly volume of receivables generated by the client, the anticipated administrative costs and the perceived level of risk. Management believes that its factoring fees remain competitive with other factoring companies, primarily because of the type of clients serviced by the Company (generally, clients generating less than $50 million in sales) and the type and quality of services provided to its clients.

Services

The Company offers an interrelated package of financial services which meets a variety of the business and financing needs of its clients. The Company's services are designed to allow clients to be more responsive to their customers and to devote more time to the management of other aspects of their business. The Company's clients and the range of products and services offered distinguish it from certain other commercial finance companies and asset-based lenders because the Company's main focus is to provide fee-based services, as well as act as a lending source for many of its clients. Management believes that it generally can provide these fee-based services in a more cost-efficient manner than its clients because of economies of scale.

Credit, Collection and Management Information Services. The Company provides its clients with access to credit management, collection and information services, including certain computerized accounting services, as well as the equivalent of credit insurance. Each of the Company's regional offices is staffed with a credit department of between 10 to 30 people. The credit department, at the direction of the credit officer, conducts the credit checks on client's customers, analyzes the information and makes a recommendation as to the amount of credit to be extended, if any. If the Company approves the credit of the customer, in accordance with written guidelines established by the Company, then the Company will purchase the receivable for a fee and guarantee the collection of the receivable based solely on the customer's financial ability to pay the receivable. If the Company did not approve the credit of the customer, the Company purchases the receivable for a fee, but will not guarantee collection of the receivable.

Except with respect to much of the Company's healthcare financing, upon purchase of the receivable by the Company, the client notifies the customer that all payments on the receivable should be sent to the Company. The Company also notifies the customer that it has purchased the receivable and provides payment instructions to the customer. All payments are sent to the Company's operations department in Florida. The regional collection departments monitor the collection of the accounts receivable and make necessary follow-up calls if payment is not received on a timely basis. Where necessary, the Company will press for collections. Company staff is trained to seek collections in a courteous and professional manner so as not to adversely affect a client's relationship with its customers. In certain circumstances, the Company will use the services of independent collection agencies. See "-Monitoring and Oversight Policies - Receivables Portfolio."

In addition, the Company provides various management information services to its clients, including (i) a monthly analysis that includes an aging schedule of all open receivables by customer and (ii) information as to the creditworthiness of its customers.

Advances. The Company may also make advances to its clients, with interest charged on such advances generally equal to 1% to 4% over prime. These fees are generally higher than the fees charged by banks because a factor provides startup and expanding businesses more financial flexibility, in addition to credit and other services. This flexibility is primarily due to the fact that a bank, in making a determination as to the amount that it would advance a borrower, will customarily be more inclined to review the borrower's net worth, capital and general financial condition, while a factor will place greater emphasis on the borrower's collateral, particularly its receivables, and, correspondingly, the creditworthiness of its customers. Interest accrues on the advance from the date the advance is made until the date the Company would otherwise be obligated to pay the client for purchased receivables. Advances are made on receivables before they are due or collected by the Company based upon a stipulated percentage of the net face value of aggregate outstanding receivables, usually ranging from 75% to 90%. Advances are payable upon demand. All advances must be approved in accordance with the written guidelines established by the Company. Such guidelines provide that advances shall be (i) under a duly authorized line approved at the time an arrangement is established, taking into account the funding needs and financial strength of the client and other credit factors and the anticipated performance of the collateral and (ii) within an advance formula applied to eligible accounts receivable taking into account anticipated dilution. Approximately 70% of the Company's clients obtain advances from the Company. A number of these clients might not otherwise qualify for financing of a comparable level from traditional sources. From time to time, the Company makes advances in excess of a client's receivables to the extent needed by such client because of the seasonality of its business or otherwise. These overadvances may be secured by a client's inventory, other assets and/or personal guarantees or may be unsecured.

Other Financing Services. The Company also provides other fee-based financial services to its clients, including guarantees of commercial letters of credit and standby letters of credits. Most, if not all of such letters of credit are issued by Capital Bank. Capital Bank provided approximately $135.5 million, $130.1 million and $79.5 million during 1996, 1995 and 1994, respectively, of letters of credit for clients of the Company. For a fee, the Company guarantees the payment by its clients under these letters of credit. Fees charged for issuance of the letters of credit are paid directly to Capital Bank and amounted to $373,688, $462,013 and $389,571 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company may also provide financial guarantees for its clients. Commercial letters of credit are issued to facilitate certain trade transactions for the clients of the Company, principally the purchase of goods. Standby letters of credit and financial guarantees are conditional commitments issued to guarantee the performance of a client to a third party. The Company guarantees letters of credit and issues financial guarantees only for clients with which the Company has factoring or other financing arrangements. Generally, the Company requires collateral to support these commitments and the collateral held varies, but may include cash, inventory, real estate and the client's reserve balance.

MONITORING AND OVERSIGHT POLICIES

Receivables Portfolio

The quality of purchased receivables is the Company's primary security against credit losses. Accordingly, the Company conducts an extensive financial and business analysis on a client prior to entering into a factoring arrangement with the client, and on the client's customers, prior to the establishment of credit lines for a customer. The Company focuses on such items as the age of receivables, the quality of management and the ethical character of a prospective client's owners, as well as the diversity of its customer base. The Company generally seeks to avoid situations where a significant percentage of a prospective client's receivables are from one customer. Pursuant to Company policy, all factoring arrangements must conform to the guidelines set forth in the Company's Loan and Credit Policy Manual, a written manual provided to all credit and collection employees of the Company. The manual establishes guidelines governing credit criteria, lending limits and required approvals, as well as documentation requirements related to such matters as UCC filings, guarantees, subordinations, shipping documents and financial reporting. There can be no assurance, however, that adherence to the Company's written guidelines will result in full collection of the purchased receivables or that such guidelines will be complied with in every instance. See "-Credit Loss Policy and Experience."

Each of the Company's regional offices is staffed with one or more field examiners who visit the office of each potential client for diligence purposes. In certain situations, the Company will also use the services of independent certified public accountants to assist the field examiners. In addition to on-site visits, the Company's field examiners will review current financial statements and business references of the client and personal financial statements of the principals of the client and its major shareholders. The Company's field examiners also conduct periodic field examinations of and visits with clients to continue to learn about the client's operation. The Company generally requires business plans for start-up ventures. Additionally, each of the Company's regional credit departments makes routine random telephone calls and mails written requests to customers to verify the existence and the terms of receivables purchased from clients and obtains shipping evidence for all invoices purchased, as well as remaining in communication with the client.

After the necessary financial and business information has been collected and reviewed, if the Company intends to enter into a factoring arrangement with the proposed client, a written proposal of the terms of the proposed factoring arrangement is prepared. The proposal includes, among other things, (i) the amount of the factoring fee to be charged, (ii) anticipated accounts receivable purchases to be generated by the client and (iii) the interest rate to be charged on advances, if applicable. All new factoring arrangements are approved by the Company's President and the respective regional manager. If the factoring arrangement provides for advances to the client against purchased receivables, additional approvals are required. See "-Client Advances" below.

Each of the Company's clients is serviced by a team of Company personnel. Clients are assigned to an account executive and credit officer in one of the Company's four regional offices, and an operations officer in the Florida executive office. The account executive is the client's primary contact with the Company. The account executive is responsible for managing the assigned client relationship, including approval of client advances, and obtaining necessary documentation prior to an advance to the client. Requests for customer credit approvals or increases in customer credit lines are directed to the credit officer. The operations officer is responsible for the processing of all receivables, including application of payments and invoice handling. In addition, the Company's senior management team will often meet with clients to discuss problems, if any, and monitor client satisfaction.

Pursuant to the Company's Loan and Credit Policy Manual, the Company follows certain credit guidelines. Prior to the establishment of a credit line for a client's customer, the Company conducts a credit check on the customer and obtains a credit rating for the customer. The Company takes into consideration the amount of the requested credit line, the customer's credit rating and satisfaction of internal written guidelines in determining whether to establish a credit line for the customer. The Company's internal written guidelines contain certain formulas used by the Company in determining whether to establish a credit line, and which take into account ratings scales utilized by various credit rating agencies, as well as the length of time a customer has been in business. If these formulas are not satisfied, additional information is obtained and reviewed by the Company, including bank references, trade surveys and financial statements of the customer. The Company may also conduct on-site visits of the customer's business and interview the customer's management team. All credit lines over $250,000 require either executive officer or combined executive officer and director approval, depending on the amount of the credit line. The Company may also assume the credit risk of a single credit transaction for a client's customer. Generally, the same credit check procedures are followed in such transactions.

The Company assumes the credit risk only on receivables for which written approval has been provided by the Company. The Company also reserves the right to withdraw a credit approval if the Company believes a customer's credit standing has become impaired before actual delivery of merchandise or rendering of services by the Company's client. Credit approvals are limited to the specific terms provided by the client to the Company and can be withdrawn if the terms of the sale are changed. If a dispute relating to goods or services rendered by the client to its customer arises, the credit approval on the receivable is negated. If sales are made by the client to a customer without credit approval or in excess of any credit approval, any payments made by such customer on outstanding receivables will be applied first to outstanding credit-approved receivables on the books of the Company.

The Company monitors whether receivables are paid according to their terms. Daily aging reports are generated by the Company and reviewed by the regional credit department staff and the account executive responsible for the account. If payment is not received on its due date, follow-up contact is made with the client's customer in accordance with written procedures established by the Company. During this follow-up contact, the Company seeks to determine the cause of the delay in order to take appropriate action at an early stage. The status of overdue accounts and other relevant information is reported to each client monthly, or sooner, if appropriate. The Company's average accounts receivable turnover rate was 53 days for 1994 and 1995 and 52 days for 1996. The Company may receive payments from time to time that it is unable to match against specific outstanding invoices. The Company generally notifies the payor when unidentifiable payments or portions thereof are received. If the payor does not respond within 90 days, the Company generally records the unallocated credits as income. The Company maintains an allowance for unallocated credits recorded as income which may be subsequently repaid based upon its historical experience. This allowance is also available for amounts that may be payable to governmental authorities for property that is abandoned. There can be no assurance that the allowance will be sufficient to meet all such future claims.

The Company periodically uses the services of independent collection agencies to assist it in the collection of accounts receivable more than 90 days past due. The Company's policy is to charge-off accounts receivable once they have been placed with a collection agency. Collection agencies charge, on the average, a 20% fee of the delinquent account collected. On occasion, the Company initiates litigation to recover payment of the receivable.

As security for the accounts receivable purchased, the Company obtains blanket first liens on a client's receivables, and may also obtain personal guarantees and liens (which may be subordinate to other liens) on other assets of the client, including cash, tax refunds, inventory, real estate and equipment. In addition, the Company arranges for periodic reviews of public records in order to monitor the filing of any subsequent liens which could impair the value of receivables in which the Company has an interest.

Client Advances

Prior to making any advances to a client on accounts receivable, the Company will conduct additional business and financial analysis on the client. The typical written credit analysis sets forth (i) the purpose for the advance, (ii) security to be provided for the advance, such as personal guarantees from principals of the client and subordination arrangements, (iii) the rate structure to be charged and projected income to be earned by the Company, (iv) prior experience with the client if the client has previously had a relationship with the Company or Capital Bank, (v) the client's history, organization and operations, (vi) bank and trade information on the client, (vi) financial information of the client and (viii) future plans and projections of the client. In addition to the written credit analysis, the account executive assigned to the account reviews a factoring status report on the client, which sets forth the client's monthly sales and accounts receivable volume, along with collection information on the receivables.

Based upon a review of the credit analysis and factoring status report, the account executive will make a recommendation as to whether or not the advance is reasonable in relation to the value of the client's outstanding receivables. All advances against purchased receivables must be approved by no less than four officers of the Company, two of whom are generally the account executive and head of client administration from the originating office and two in the Company's executive offices in Florida, providing another level of control in the advance process.

Outstanding advances to clients are reviewed on a daily basis and on a monthly basis at monthly portfolio meetings attended by the President, or his designee, and the regional managers (or their designees). At the monthly portfolio meetings, senior management evaluates the Company's outstanding advances and receivables in order to identify potential problems. The meetings also allow senior management to evaluate the performance of their account executives, who have the responsibility for managing their client's outstanding advances and receivables.

CREDIT LOSS POLICY AND EXPERIENCE

The Company regularly reviews its outstanding accounts receivable and other extensions of credit, such as advances to clients, to determine the adequacy of its allowance for credit losses. Factors such as the level of related credit balances of clients and the impact of economic conditions on the creditworthiness of the Company's clients and the client's customers are given significant consideration in determining the adequacy of the Company's allowance for credit losses. The Company's methodology for calculating its reserve for doubtful accounts has remained consistent for the period commencing in 1991 and continuing through 1996, and includes a specific and general component. Specific reserves are established for receivables and client advances which the Company's management deems to be wholly or partially uncollectible. The general reserve represents 0.75% of those receivables (other than healthcare receivables, which have a lower general reserve) that are not specifically reserved for but for which the Company has provided credit guarantees.

The provision for credit losses as a percentage of factored sales decreased from 0.30% in 1992 to 0.14% in 1996, reflecting the Company's improved loss experience over that period and positive economic trends that benefited the Company's clients and their customers. The provision as a percentage of factored sales increased to 0.14% in 1996 from 0.11% in 1995, reflecting a higher net charge-off rate. The provision for credit losses as a percentage of average receivables decreased from 1.89% in 1992 to 0.85% in 1996, and the provision for credit losses as a percentage of average funds employed decreased from 2.91% in 1992 to 1.31% in 1996, also reflecting the Company's improved loss experience over that period. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed increased to 0.85% and 1.31%, respectively, in 1996 from 0.72% and 1.06%, respectively, in 1995, reflecting a higher net charge-off rate. The provision for credit losses during 1996 was higher than during 1995 and was more consistent with the Company's historical experience.

Net charge-offs as a percentage of factored sales ranged from 0.05% to 0.30% in the 1991-1996 period, reflecting normal credit losses consistent with historical experience. Net charge-offs as a percentage of factored sales declined to 0.05% in 1995 as a result of higher recoveries and fewer bankruptcies that affected the Company. The net charge-off percentage increased to 0.14% in 1996 as a result of the charge-off of several large items, including $600,000 related to the bankruptcy of a large Northeastern regional chain store and $200,000 related to a single client loan, $93,000 of which was recovered. Consistent with net charge-offs as a percentage of factored sales, during the period 1991 to 1996, net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed reflected normal credit losses consistent with historical experience, ranging from 0.33% to 1.90% and 0.49% to 2.92%, respectively. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed decreased to 0.33% and 0.49%, respectively, in 1995, primarily as a result of higher receivable recoveries and fewer bankruptcies affecting the Company in that year. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed increased to 0.87% and 1.34%, respectively, in 1996, as a result of the charge-offs described above.

At the time a receivable is purchased an anticipated payment date is recorded and is subsequently used to identify past due receivables. Receivables which have been identified as past due will not be written-off if, in the opinion of management, collection from the customer, client or realization on the collateral held, if any, is likely. As of December 31, 1996 and 1995, approximately $6.4 million and $8.9 million, respectively, of credit-approved receivables, representing 2.4% and 4.7%, respectively, of outstanding credit-approved receivables as of such date, were 90 days or more past the payment date anticipated at the time of purchase and had not been written-off.

Accrual of interest income is discontinued on advances to clients when the loan balance, including interest, is considered impaired and exceeds the estimated value of the collateral securing the advance. At December 31, 1996, 1995 and 1994, the Company had discontinued its accrual of interest income on approximately $660,000, $2.2 million and $739,000, respectively, of client advances. In addition, at December 31, 1996, 1995 and 1994, approximately $30,000, $134,000 and $48,000, respectively, of such client advances were deemed to be uncollectible by the Company.

The credit and market risks associated with guaranteeing commercial letters of credit and standby letters of credit and issuing financial guarantees are generally managed in conjunction with the Company's accounts receivable collection activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. Commercial letters of credit are generally for a short commitment period. The risk involved in guaranteeing standby letters of credit and issuing financial guarantees is similar to the risk involved in advancing funds to clients. At December 31, 1996 and 1995, the Company had approximately $29.3 million and $22.6 million, respectively, of letters of credit and financial guarantees outstanding.

HEALTHCARE FINANCING

The Company provides healthcare financing and factoring services to hospitals, nursing homes, doctor groups, home treatment centers, home healthcare provider services, temporary nursing or staffing services and providers of durable medical equipment through its Capital Healthcare Financing division. Healthcare businesses financed by the Company generally have annual net sales of at least $1 million or are anticipated to grow to that size shortly.

Financing is provided as to bona fide and medically necessary goods or services that have been provided to a patient for which a receivable is due with no contingencies. For transactions to be financeable, fees claimed by the client are to be reasonable and customary and the patient must be covered by a third party obligor, although, in limited circumstances, the Company will consider financing private pay receivables if they represent a small percentage of overall receivables. The Company does not generally finance workers' compensation claims or medical/legal (personal injury), dental and chiropractic claims. At December 31, 1996 and 1995, the Company had approximately $22.7 million and $16.3 million, respectively, in healthcare factored receivables outstanding, in addition to approximately $9.9 million and $11.0 million of healthcare asset-based loans outstanding at December 31, 1996 and December 31, 1995, respectively. Approved third party payors include Medicare, Medicaid, preferred provider organizations, private insurance carriers, Blue Cross/Blue Shield and corporate employee coverage for self-administered healthcare plans.

The minimum term for a healthcare financing contract is one year. Fees include origination and due diligence fees of between 1% and 5% of the initial line and a monthly monitoring fee of .35% to 2%, with the possibility of a guaranteed minimum monitoring fee. The annual interest rate on advances ranges from 2% over prime to 4% over prime. Advances may be up to 85% of the net receivable amount from the financed receivables. The client usually pays for periodic audits and legal expenses to close the transaction.

In order to obtain healthcare financing from the Company, generally the same steps must be followed as with the Company's factoring clients. A business plan, current financial statements, receivables aging, resumes of the principals and references are generally required. Once accepted, clients must file claims with third party payors on the appropriate forms and assign such claims to the Company. The Company posts the claim to its monitoring system and, thereafter, closely monitors the collection by the client on a daily basis. In the case of Medicare and Medicaid claims that must be paid directly to the provider of the service, the Company, the client and the client's bank enter into an agreement pursuant to which payments on account of such claims are made directly to a lockbox account to which the Company and the client have access and thereafter, are immediately swept out of such account into the Company's account. In either case, the Company provides credit monitoring services as well as periodic accountings to the client. Advances are based upon claims assigned to the Company by the client.

The benefits of healthcare financing to the Company's clients are similar to the benefits obtained by the Company's factoring clients. Healthcare clients maximize their ability to monitor patient accounts. In addition, they receive immediate cash for accounts receivable which can be injected into the business to, among other things, increase purchasing power, improve and increase patient services or reduce expenses and increase patient revenues.

ASSET-BASED LENDING

The Company began to expand its asset-based lending activities in late 1994. At December 31, 1996 the Company's asset-based loans ranged from $200,000 to $7.2 million and are primarily secured by accounts receivable and, to some extent, inventory. Such loans bear interest at annual rates ranging from 1% over prime to 6% over prime. Most of such loans originate from the Company's California, Florida, and beginning in 1997, Atlanta, offices. At December 31, 1996 and 1995, the Company had asset-based loans outstanding aggregating approximately $36.0 million and $38.3 million, respectively, including loans to healthcare clients of approximately $9.9 million and $11.0, million, respectively, at the end of such periods.

The Company makes asset-based loans to companies who may not need its other services and who have different financial circumstances than factored clients. In underwriting such loans, the Company pays more attention to the borrower's financial stability and creditworthiness, rather than that of the borrower's customers. In making such loans the Company competes primarily with financial institutions and other asset-based lenders, such as commercial finance companies. See "-Competition."

MANAGEMENT INFORMATION SYSTEMS

Factoring is a systems intensive business because of the high volume of transactions required to be entered and the matching with such transactions of cash payments, chargebacks and other adjustments. In 1990, the Company purchased an IBM AS400 computer and developed software tailored to the requirements of the Company's accounting, receivables collection, monitoring and oversight functions. The system permits the Company to generate payment histories and analyses with respect to its clients' customers, to generate daily aging of accounts receivable reports, to accumulate accounting information and other data useful for credit analysis, to produce information used in marketing and to respond to account and management inquiries. The Company continues to add enhancement and updates to its management information systems. In 1995, the Company acquired and installed a software package to administer and process transactions of the clients of its healthcare division. In March 1996, the Company installed the latest IBM AS400 model. The Company expects that this new hardware will provide the Company with additional capacity to handle the Company's increased transaction volume.

COMPETITION

The Company competes with numerous banks, financial institutions, commercial finance companies and other factoring companies with greater financial and other resources than the Company. The four largest factors in the United States, CIT Group, BNY Financial Corp., NationsBanc Commercial and Heller Financial, control approximately 61.4% of the factored sales volume in the United States, as compared to 4.1% of United States factored sales volume for the Company in 1996, according to a recent survey. The Company competes with the largest national factors, as well as other national factors and also competes with other regional factoring companies, all of whom target similar clients as the Company and most of whom have operated in the markets serviced by the Company for a longer period of time than the Company. Certain factors compete with the Company for certain types of accounts. For example, one factor may provide services only to textile mills, while another may provide services only to furniture manufacturers. The Company competes primarily on the basis of service, not price, even with respect to higher volume clients to whom the Company may provide lower fee structures than to the Company's typical clients. The Company generally does not seek to compete when price is the sole or primary criterion for potential clients' selection of a factor. Future competition is expected to be based primarily on the quality and level of service provided and the ability to respond to the changing credit environment and demands of many factoring clients. The Company believes that it is well-positioned to respond to these needs.

REGULATION

As a result of the Company's ownership by Capital Bank, a Florida commercial bank, which in turn is owned by Bancorp, a bank holding company, the Company is affected by certain regulations normally applicable only to banking institutions. The Company is subject to periodic examination by representatives of the Florida Department of Banking and Finance, the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board. Additionally, because the Company's immediate parent, Capital Bank, is a Florida-chartered, FDIC-insured bank, the business activities of the Company are generally limited under applicable FDIC regulations to those activities that are permissible for national banks. Although factoring and the other businesses in which the Company currently engages are authorized activities for national banks, there can be no assurance that business opportunities the Company might wish to pursue in the future will be authorized activities for Capital Bank and therefore might be unavailable to the Company because of its regulated status as a subsidiary of Capital Bank.

Federal bank regulations require the Company's parent, Capital Bank, and its parent, Bancorp, to meet two capital-to-assets ratios. The first such ratio, referred to as the "risk-based" capital test, assigns a weight (or percentage) to assets by categories of risk established by the federal regulators. Under this test, Capital Bank's and Bancorp's "tier one capital" (consisting essentially of their common stockholders' equity and minority interests, if applicable) is required to equal at least 4% of their risk-weighted assets. Also as part of the "risk-based" capital test, all of Capital Bank's and Bancorp's capital (tier one or otherwise) must equal or exceed 8% of aggregate risk-weighted assets.

The second ratio is referred to as the "leverage" test. Under this test, each of Capital Bank and Bancorp must maintain tier one capital equal to or exceeding 3% of total assets, or such higher level as may be imposed by federal regulators. The regulators have publicly indicated that a bank should, in practice, maintain a leveraged capital-to-assets ratio of at least 1% to 2% above the 3% minimum.

The following table sets forth Capital Bank's and Bancorp's regulatory capital ratios as of December 31, 1996 and 1995:

                                        BANCORP              CAPITAL BANK
                                  12/31/96   12/31/95    12/31/96   12/31/95
                                  --------   --------    --------   --------
Tier One Capital Ratio              10.84%      9.99%      10.37%      9.58%
Total Capital Ratio                 11.75%     11.24%      11.28%     10.83%
Leverage Ratio                       8.38%      7.25%       8.03%      6.97%

EMPLOYEES

At December 31, 1996, the Company had 275 full-time employees, including 143 in its Fort Lauderdale office, 56 in its California office, 45 in its New York office, and 31 in its North Carolina office. None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS

The executive officers of Holding and Factors are as follows:


NAME                            AGE    POSITION WITH THE COMPANY
----                            ---    -------------------------
John W. Kiefer.................  50    President, Chief Executive Officer and Director
Stephen J. Donohue.............  52    Executive Vice President-New York Regional Manager
James L. Morrison..............  53    Executive Vice President-California Regional Manager
Michael J. Sullivan............  48    Senior Vice President-North Carolina Regional Manager
Dennis A. McDermott............  46    Senior Vice President-Chief Financial Officer
John B. Apgar..................  43    Senior Vice President-Healthcare
Javier J. Holtz................  36    Executive Vice President and Chairman of the Board

Mr. Kiefer has served as the Company's President and Chief Executive Officer and as a director since April 1987. Mr. Kiefer has also served as a Senior Vice President of Bancorp since January 1987 and as director of Capital Bank since October 1992. From 1984 to 1986, Mr. Kiefer served as Senior Vice President-Regional Manager of Barclays American/Commercial Inc. and served as Vice President from 1981 to 1984.

Mr. Donohue has served as the Company's New York Regional Manager since April 1990, and was promoted from a Senior Vice President to an Executive Vice President in January 1992. From 1970 to April 1990, Mr. Donohue was employed by Bankers Trust Factors in various positions, including Manager of Client Portfolio.

Mr. Morrison has served as the Company's California Regional Manager since August 1989, and was promoted from a Senior Vice President to an Executive Vice President in January 1992. From 1984 to August 1989, Mr. Morrison served as Vice President-Regional Manager of the Los Angeles office of NatWest Commercial Services, Inc.

Mr. McDermott has served as the Company's Senior Vice President-Chief Financial Officer since July 1991. Prior to joining the Company, Mr. McDermott served as Chief Accounting Officer from April 1990 to June 1991 at the request of the Resolution Trust Company with several troubled financial institutions, including AmeriFirst Bank, American Pioneer Savings Bank, and CenTrust Bank. Mr. McDermott served as Vice President-Chief Financial Officer of Ambassador Financial Group, Inc., a savings and loan holding company, from July 1988 to March 1990, and as Executive Vice President-Chief Financial Officer of Crossland Savings from September 1983 to June 1988.

Mr. Sullivan has served as the Company's Senior Vice President-North Carolina Regional Manager since March 1995. From August 1994 to February 1995, Mr. Sullivan served as the Head of Business Development for the CIT Group, the successor to Barclays Commercial Corporation. From November 1981 to February 1994, Mr. Sullivan served as Senior Vice President-Regional Executive of Barclays Commercial Corporation and, from March 1994 to August 1994, Mr. Sullivan served in the same capacity with the CIT Group. Prior to that and from June 1975 to December 1980, Mr. Sullivan was International Credit Director of the B.F. Goodrich Company. Mr. Sullivan performed independent consulting services from December 1980 to November 1981.

Mr. Apgar has served as the Company's Senior Vice President-Healthcare since June 1994. From April 1992 to April 1993, Mr. Apgar was the head of the new business segment of Tower Financial Corporation. In April 1993, Tower Financial Corporation filed a petition seeking relief under the United States Bankruptcy Code. In May 1993, Mr. Apgar was appointed Senior Vice President-Client Relations-Healthcare Division of Tower Financial Corporation by the trustee appointed to administer Tower Financial's bankruptcy estate and served in such position until April 1994. From July 1990 to March 1992, Mr. Apgar was Vice President-New Business of BancBoston Financial Company, a Trust of Bank of Boston.

Mr. Javier Holtz has served as a director of the Company since August 1987 and as Executive Vice President since November 1994. Mr. Holtz was appointed Chairman of the Board of the Company in October 1994. In addition, Mr. Holtz has been employed by Capital Bank since 1983, most recently as an Executive Vice President. Mr. Holtz has been a director of Capital Bank since 1988. Mr. Holtz has also served as Senior Vice President of Bancorp since January 1990. Mr. Holtz is Chairman of the Board of Capital Bank, N.A., Rockville, Maryland. Mr. Holtz is the brother of Daniel Holtz, a director of the Company and the Chairman of the Board, President and Chief Executive Officer of each of Bancorp and Capital Bank, and the son of Fana Holtz, the Vice Chairman of Bancorp's Board of Directors and the beneficial owner of approximately 37% of Bancorp Common Stock, and Abel Holtz, the beneficial owner of approximately 9.1% of Bancorp Common Stock.

ITEM 2. PROPERTIES

The Company provides services to its clients through offices located in Fort Lauderdale, Florida; Los Angeles, California; New York City, New York; and Charlotte, North Carolina. The Company acquired the office building located in Fort Lauderdale, Florida from an affiliate in December 1990. In October 1996, the Company entered into a ten-year lease for approximately 14,200 square feet of office space in Boca Raton. The lease provides for annual base rent of approximately $312,000 for the first five years and $341,000 for the remaining term. Commencement of the lease is contingent upon substantial completion of the tenant build-out, scheduled for May 1997. The Company's corporate headquarters and the Florida regional office will re-locate to the Boca Raton office and the Fort Lauderdale office will remain as the Company's operations center. The Company leases approximately 14,000 square feet of office space in Los Angeles pursuant to a ten-year lease that terminates in September 2005, and provides for annual base rental payments of approximately $218,600 through August 2000 and $257,500 during the remaining term of the lease. The Company leases approximately 12,300 square feet of office space in New York pursuant to a five-year sublease that terminates in December 1999 and provides for annual base rental payments of approximately $337,700 through December 1996 and $368,400 during the remaining term of the lease. The Company leases approximately 9,800 square feet of office space in North Carolina pursuant to a five year lease that terminates in April 2000 and provides for annual base rental payments of approximately $196,430. In March 1997, the Company signed a five-year lease for 3,000 square feet of office space in Atlanta, Georgia. The annual base rental payment for the Atlanta office equals $57,750.

Trademarks, Service Marks and Licenses

In 1991, Bancorp registered the name "Capital Factors" with the United States Patent and Trademark Office. Since the registration of such service mark, Bancorp has authorized the Company's uninterrupted and unrestricted use of the name "Capital Factors." In 1996, Bancorp made application to register the name "Capital Business Credit" with the United States Patent and Trademark Office. Bancorp has authorized the Company's uninterrupted and unrestricted use of the name "Capital Business Credit". No agreement regarding the Company's use of such service marks exists between Bancorp and the Company and no fee is paid by the Company in connection with such uses. The "Capital Factors" service mark is effective until December 2001, unless sooner terminated as provided by law. In addition, the Company has recently applied for certain other service marks to be used by it in connection with its business operations. The Company's management does not believe that its business is dependent upon the use of any particular service mark, trademark, license or similar property.

ITEM 3. LEGAL PROCEEDINGS

The Company

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

Bancorp and Capital Bank Legal Proceedings

Capital Bancorp and the Bank are currently parties to two related litigation matters, which are described below. Neither the Company nor Capital Factors has been named as a defendant in such matters.

NATHAN J. ESFORMES, STANLEY I. WORTON, M.D., AND LEONARD WEIN, AS INDIVIDUAL SHAREHOLDERS AND ON BEHALF OF ALL OTHER SHAREHOLDERS OF CAPITAL BANCORP V. ABEL HOLTZ, FANA HOLTZ, DANIEL M. HOLTZ, JAVIER J. HOLTZ, CAPITAL BANK AND CAPITAL BANCORP, Circuit Court for the 11th Judicial District in and for Dade County, Florida (Case No. 95-02515).

On February 8, 1995, certain shareholders of Capital Bancorp commenced a derivative action against Capital Bancorp, Daniel M. Holtz, the Chairman of the Board, President and Chief Executive Officer of Capital Bancorp and a director of the Company, Fana Holtz, the Vice Chairman of the Board, Javier Holtz, a director of the Bank and Chairman of the Board of the Company, and Abel Holtz, the former Chairman of the Board, President and Chief Executive Officer of Capital Bancorp and Chairman of the Board of the Company (the "Derivative Action"). The Derivative Action was subsequently amended to add, among other things, the remaining members of the Board of Directors of Capital Bancorp as defendants. Through the Derivative Action, the plaintiffs alleged that certain defendants engaged in a series of illegal activities causing harm to Capital Bancorp and the Bank, including (i) the settlement of a sexual harassment claim,
(ii) the payment of excessive compensation and separation payments, (iii) the appointment of unqualified family members as officers, (iv) the withholding of information and (v) the misappropriation of the Bank funds for personal uses. The plaintiffs also alleged that such individuals engaged in a series of activities designed to improperly increase or maintain their interest in, and control of, Capital Bancorp, including (i) the unlawful use of proxies, (ii) the prevention of investigations and shareholder meetings, (iii) the unlawful alteration of the composition of Capital Bancorp's Board of Directors and (iv) the failure to obtain approval for a change in control.

The Board of Directors of Capital Bancorp established an independent committee (the "Committee") to investigate the allegations contained in the Derivative Action and to retain independent legal counsel. The members of the Committee are Russell Galbut, who serves as Chairman of the Committee, and Hugh Culverhouse, Jr., both of whom are outside directors of Capital Bancorp. Thereafter, the plaintiffs alleged that the Committee was not independent because members were invalidly elected by the Board and because such members knew or should have known about the alleged illegal proxy solicitation and alleged fraudulent actions by the other defendants. Upon motion of the defendants, the complaint was dismissed without prejudice in November 1995 for containing legal argument, which the court ruled to be improper. The Court allowed for the filing of an amended complaint, but stayed the proceedings and any required response to an amended complaint until the Committee had a reasonable period of time to complete its review. The plaintiff's appeal of the Court's decision to stay the proceedings was denied. In May 1996, the plaintiffs moved for a rehearing or, alternatively, for clarification of the Court's denial of such appeal. In June 1996, the plaintiff's motion for rehearing was denied.

An amended complaint was filed in December 1995 containing substantially the same allegations. The plaintiffs in the Derivative Action are seeking, on behalf of Capital Bancorp, unspecified monetary damages, including treble damages, reasonable costs and attorneys' fees, and injunctive relief (i) precluding Fana Holtz from voting shares for which she has proxies, (ii) setting aside a February 27, 1995 shareholders' meeting, (iii) reinstating two former directors,
(iv) precluding the current Board from taking any action and (v) returning certain shares to Capital Bancorp. No motions seeking such relief have been filed. No monetary relief is sought from Capital Bancorp and no count specifically seeks relief from Capital Bancorp.

The Committee issued a report dated May 29, 1996 concluding, based on its investigation and the investigation of its counsel and accounting firm, that the "derivative litigation is not in the best interest of Capital Bancorp or Capital Bank and, as such, should be dismissed". In December 1996, Capital Bancorp entered into an agreed order with the plaintiffs to lift the stay entered by the Court and, in January 1997, Capital Bancorp filed a motion to dismiss the Derivative Action. A hearing on such motion is pending.

The Chairman of the Committee, and two companies in which he is a principal and a director (neither of which are affiliates of Capital Bancorp or the Bank), were recently named as defendants in a complaint filed in the United States District Court for the Southern District of Florida by a former female employee of such companies, alleging sex discrimination, sexual harassment and exposure to a sexually hostile work environment through the actions of such director as the managing director of the defendant companies. The complaint also alleges intentional infliction of emotional distress and violation of the Florida Whistleblower Statute. In connection with the latter claim, the employee alleges, among other things, that in 1995, the director requested that she provide perjured testimony in connection with "private civil litigation and an investigation by the Federal Deposit Insurance Corporation involving Capital Bancorp," which testimony would have included, but not been limited to, "the fact that certain shares of stock of Capital Bancorp were being fraudulently held in trust for [the director] under the names of certain other third parties." The former employee also alleges that the director requested that she assist the law firm hired by Capital Bancorp to conduct a purportedly "independent investigation." The plaintiff alleges that the director made this request even though he was named as a defendant in the lawsuit and that he promised her a large bonus if she became involved and provided him with details of any findings of wrongdoing before officially reported. Although no answer is yet due or has been filed, the director has advised Capital Bancorp that in his judgment, there is no substance to any of the allegations. The director's motion to dismiss, or in the alternative, for summary judgment is pending. No other allegations in this complaint relate to Bancorp or the Bank.

The director has filed an action against the former employee in the Circuit Court for the Eleventh Judicial Circuit in and for Dade County, Florida, seeking permanent injunctive relief and damages for conspiracy and extortion, as well as defamation and intentional infliction of emotional distress. The director alleges that the former employee schemed to extort $1.2 million from the director by the use of defamation and blackmail.

STANLEY I. WORTON, M.D., NATHAN J. ESFORMES V. ABEL HOLTZ, FANA HOLTZ, DANIEL HOLTZ, ALEX HALBERSTEIN AND CAPITAL BANCORP, Circuit Court for the 11th Judicial District in and for Dade County, Florida (Case No. 95-02520).

Also on February 8, 1995, a shareholder of Capital Bancorp commenced an individual action against Capital Bancorp, Daniel Holtz, Javier Holtz, Fana Holtz and Abel Holtz (the "Individual Action"). Such action alleged that the defendants, other than Capital Bancorp, breached fiduciary duties owed to the plaintiff by, among other things, improperly using proxies to vote shares of Capital Bancorp owned by the plaintiff and another shareholder to engage in improper activity and to promote their personal interest to the detriment of the plaintiff. In support of the complaint, the plaintiff asserted many of the same allegations contained in the Derivative Action. Thereafter, the plaintiff filed an amended complaint pursuant to which an additional plaintiff was added (both plaintiffs are named plaintiffs in the Derivative Action) and all the existing and certain former directors of Capital Bancorp were added as defendants. The amended complaint alleged that certain of the defendants unlawfully solicited proxies for the February 27, 1995 annual shareholders' meeting and that the actions taken at such meeting, including the reduction in the size of the Board, were invalid. The amended complaint also sought a court order directing Capital Bancorp to hold a shareholders' meeting on or before May 28, 1995 to elect a board of directors (although the required papers to have a hearing on the matter have not been filed).

Upon motion of the defendants in the Individual Action, the amended complaint was dismissed without prejudice for containing legal argument, which the court ruled to be improper. The Court dismissed with prejudice the plaintiff's request to terminate the proxies granted by the non-plaintiff shareholder. The Court allowed for the filing of an amended complaint, but stayed the proceedings as to certain claims until the Independent Committee had a reasonable period of time to complete its review. The Court also indicated that certain counts of the complaint did not properly plead the elements for injunctive relief. An amended complaint was filed in December 1995 containing substantially the same allegations. The plaintiffs seek unspecified monetary damages and costs and, in addition to the injunctive relief requested in the Derivative Action, plaintiffs seek relief regarding, among other things, the voting and/or termination of certain proxies, the establishment of a constructive trust for certain shares and options, the holding of a shareholders meeting, the return to one of the plaintiffs of his percentage of any shares obtained by members of the Holtz family because of the control group created by the proxies and the reinstatement of one of the plaintiffs to the Board of Directors and invalidation of the actions of the current Board. Plaintiffs also seek declaratory relief invalidating the proxies and former actions with respect to which the proxies were voted. The plaintiffs have not indicated that they are seeking any monetary relief from Capital Bancorp other than costs. Capital Bancorp has filed a motion to dismiss the two counts of the complaint in the Individual Action in which it is named and has moved to stay certain other counts of the complaint on the grounds that those claims are derivative.

Capital Bancorp has advised the Company that it has not determined whether, if asked, it would indemnify directors and former directors named in this action if the plaintiffs are successful, although it is currently advancing the legal expenses of the outside directors who were named as defendants. Such defendants have agreed to repay Capital Bancorp for all or any portion of such advances which they are ultimately found not to be entitled to pursuant to applicable law.

Neither the Company, Factors nor any of their subsidiaries are parties to either of the current actions and management does not believe that the outcome of such actions will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Regulatory Matters

Fana Holtz, the Vice-Chairman of the Board of Capital Bancorp, Daniel Holtz, Chairman of the Board, President and Chief Executive Officer of Capital Bancorp and a director of the Company, and Javier Holtz, Senior Vice President of Capital Bancorp, a director of the Bank and Chairman of the Board of the Company, have advised Capital Bancorp that they had discussions with the Florida Department of Banking and Finance (the "FDBF") as to whether one or more of them was required under Florida law to file an application to acquire and/or maintain a controlling interest in the Bank through their ownership and control of Capital Bancorp. Fana Holtz, Daniel Holtz and Javier Holtz have advised Capital Bancorp that, as a result of those discussions, they, both individually and as a group, have voluntarily filed an application to acquire and/or maintain a controlling interest in Capital Bancorp, although they do not believe such an application is legally required. Daniel Holtz, Fana

Holtz and Javier Holtz also have had discussions with the Board of Governors of the Federal Reserve (the "FRB") as to whether a change of control notice is required under federal law. As of February 14, 1997, Daniel Holtz, Fana Holtz and Javier Holtz, owned and/or had the power to vote, approximately 6.4%, 36.8% and 3.8% (47.0% in the aggregate), respectively, of Capital Bancorp's Common Stock (including shares of Common Stock subject to options exercisable by such individuals within 60 days).

The plaintiffs and another shareholder in the above-described litigations have filed a Notice of Intent to Appear and Petition for a Formal Administrative Hearing with the FDBF in connection with the disposition of the Florida application opposing the change in control notice and application and raising many of the same issues raised in the Derivative and Individual Actions. A hearing commenced in August 1996 and ended in November 1996 but, to the Company's knowledge, no decision has been reached on the application. It cannot be presently determined what effect, if any, the discussions with the FRB and the FDBF's action on the application will have on the Company, although if control applications ultimately were determined to be required and such applications were denied, regulatory authorities could take various actions, including requiring that one or more members of the Holtz family divest sufficient shares of Capital Bancorp so as not to have legal control of Capital Bancorp as defined by regulatory authorities.

Abel Holtz, the former Chairman of the Board, President and Chief Executive Officer of Capital Bancorp and former Chairman of the Board of the Company, and currently a shareholder of Capital Bancorp, is subject to the restrictions of
Section 19 of the Federal Deposit Insurance Act which preclude him from controlling or otherwise participating in the affairs of Capital Bancorp or the Bank without regulatory approval. Federal bank regulatory authorities have been examining and investigating whether Abel Holtz and some or all of the persons discussed in the paragraphs above, including the Company and its subsidiaries, and possibly other persons, are in compliance with applicable change in control laws and Section 19. In December 1996, the Federal Deposit Insurance Corporation (the "FDIC") issued a cease and desist order, which prohibits Abel Holtz from, among other things, (i) assisting, participating or engaging in the solicitation of proxies from Capital Bancorp shareholders; (ii) influencing or attempting to influence the voting or disposition of any shares of Common Stock of Capital Bancorp, excepting only the disposition of those shares owned directly by him;
(iii) requesting or receiving performance reports or other internal data relating to the activities, operations or financial condition of Capital Bancorp or the Bank; or (iv) communicating with any officer, director or employee of Capital Bancorp or the Bank on matters regarding the conduct of the operations or affairs of Capital Bancorp or the Bank. The cease and desist order also required, among other things, that Abel Holtz, who as of February 14, 1997 owned 9.1% of Capital Bancorp's Common Stock, enter into an irrevocable proxy (the "Proxy") with respect to such shares. Capital Bancorp has been advised that on December 24, 1996, Abel Holtz entered into such proxy, which transferred the sole right and power to vote the shares of Capital Bancorp he currently owns (and any shares he may acquire in the future) to a third party. Pursuant to the Proxy, such third party is required to vote the shares proportionately with all other outstanding shares of Capital Bancorp on any matter brought before the shareholders of Capital Bancorp for a vote.

The Company also was advised that, in a January 1997 letter, the FDIC informed Fana Holtz, Daniel Holtz and Javier Holtz that the FDIC did not anticipate recommending any enforcement action against any of such individuals as a result of the FDIC'S investigation. The FDIC'S decision was based on information known to the FDIC at such time, and the FDIC reserved the right to change its position in the event that additional facts and circumstances warrant reconsideration.

To date, the Company, Bancorp and Capital Bank are unaware of any other conclusions related to the above described inquiries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

Effective July 11, 1996, Capital Factors Holding, Inc.'s Common Stock was listed for trading on the Nasdaq National Market under the symbol "CAPF." Prior to that date, there was no established trading market for the Common Stock. The high and low sales prices of the Company's Common Stock since the commencement of public trading are set forth below for the periods indicated:

                           QUARTER ENDED               QUARTER ENDED
                         SEPTEMBER 30, 1996          DECEMBER 31, 1996
                         ------------------          -----------------
High                          $10.375                     $13.25
Low                           $ 8.25                      $ 9.875
Close                         $10.25                      $12.50

As of March 25, 1997, there were approximately 550 holders of record, including individual participants in security position listings of the Company's Common Stock and the closing price as quoted on the Nadsaq National Market was $15.00.

Dividends

The Company has not paid any dividends on the Common Stock as of December 31, 1996. The Company presently intends to retain all future earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend on the Company's results of operations, financial condition and capital requirements, and any regulatory restrictions or restrictions under credit agreements or other funding sources of the Company existing from time to time, as well as other matters which the Company's Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA

Summary Consolidated Financial Data
(Dollars in thousands, except per share data)

                                                            YEAR ENDED DECEMBER 31,
                                          1996         1995         1994             1993            1992
                                      -----------   ----------   ----------      ----------       ----------
Income Statement Data:
Factoring fees......................    $  26,066    $  19,519    $  17,371       $  15,376       $   12,482
Interest income.....................       35,835       28,211       17,628          13,511           11,450
Interest expense....................      (20,403)     (16,361)     (10,329)         (7,842)          (7,005)
                                      -----------   ----------   ----------      ----------       ----------
Net interest income.................       15,432       11,850        7,299           5,669            4,445
Letter of credit and other fees.....        3,099        2,040        1,238           1,128              665
Other income........................        1,708        1,849        1,541           1,303              905
                                      -----------   ----------   ----------      ----------       ----------
     Operating revenues.............       46,305       35,258       27,449          23,476           18,497
Provision for credit losses.........        3,750        2,235        2,235           2,645            3,150
Operating expenses..................       23,516       18,457       14,137          13,072           11,316
                                      -----------   ----------   ----------      ----------       ----------
     Total expenses.................       27,266       20,692       16,372          15,717           14,466
Income before income taxes(1).......       19,039       14,566       11,077           7,759            4,031
Net income..........................       11,115        8,693        6,092           4,305            2,304
Primary earnings per share..........  $      1.01   $     0.87   $     0.61       $    0.43       $     0.23
Fully diluted earnings per share....  $      0.99   $     0.87   $     0.61       $    0.43       $     0.23

Operating Ratios and Other Data(2):
Factored sales......................  $ 2,651,442   $2,001,364   $1,536,960      $1,326,802       $1,057,846
Factoring fees to factored sales....         0.98%        0.98%        1.13%           1.16%            1.18%
Net interest income to factored
  sales.............................         0.58%        0.59%        0.47%           0.43%            0.42%
Letter of credit and other fees to
  factored sales....................         0.12%        0.10%        0.08%           0.09%            0.06%
Other income to factored sales......         0.06%        0.09%        0.10%           0.09%            0.09%
                                      -----------   ----------   ----------      ----------       ----------
Operating revenues to factored
  sales.............................         1.74%        1.76%        1.79%           1.77%            1.75%
Provision for credit losses to
  factored sales....................         0.14%        0.11%        0.15%           0.20%            0.30%
Operating expenses to factored
  sales.............................         0.89%        0.92%        0.92%           0.99%            1.07%
                                      -----------   ----------   ----------      ----------       ----------
Total expenses to factored sales....         1.03%        1.03%        1.07%           1.18%            1.37%
Income before income taxes to
  factored sales....................         0.72%        0.73%        0.72%           0.58%            0.38%
Return on equity(3).................        24.01%       30.20%       28.80%          26.57%           17.78%
Return on assets(3).................         2.36%        2.71%        2.35%           1.99%            1.32%
Average funds employed(4)...........  $   286,200   $  210,900   $  153,600      $  131,800       $  108,300
Net interest income to average
  funds employed....................         5.39%        5.62%        4.75%           4.30%            4.10%
Net charge-offs to factored
  sales volume......................         0.14%        0.05%        0.17%           0.20%            0.30%
Accounts receivable turnover
  in days(5)........................           52           53           53              52               54
Average number of employees.........          242          193          162             153              140
Avg. factored sales per employee....  $    10,956   $   10,370   $    9,487      $    8,672       $    7,246

                                                    DECEMBER 31,
                                            1996                    1995
Balance Sheet Data:                      ---------                ---------
Receivables, net.......................  $ 485,548               $ 354,821
Total assets...........................    530,567                 399,471
Due to factoring clients...............    191,489                 128,578
Borrowings.............................    271,031                 227,260
Due to Affiliates and other liabilities      5,959                  10,293
Shareholders' equity...................     62,088                  33,340

----------------------------

(1) The results of operations of the Company are included in the consolidated Federal income tax returns filed by Capital Bancorp, the parent of Capital Bank. Capital Bank, the Company's majority shareholder, allocates income taxes to the Company calculated on a separate return basis.
(2) For purposes of the ratios and data below for 1994 and 1995, factored sales include certain receivables which are pledged as collateral for those asset-based loans for which the Company provides factoring-type services.
(3) Computed using average monthly balances
(4) Computed using average monthly balances of funds employed (receivables less amounts due to factoring clients).
(5) Computed by dividing 365 by the quotient of (i) factored sales volume for the periods indicated and (ii) the average monthly accounts receivable balance for the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES

INTRODUCTION
------------

Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Capital Bank (the "Bank"), a Florida commercial bank. The Bank is a wholly-owned subsidiary of Capital Bancorp. Holding has two wholly-owned subsidiaries, Capital Factors, Inc. ("Factors") and CF One, Inc. Factors has two wholly-owned subsidiaries, CF Funding Corp. ("Funding") and Capital TempFunds, Inc. ("TempFunds"). Throughout this discussion, Holding, Factors and their subsidiaries are collectively referred to as the "Company."

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. In addition, this Form 10-K contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on availability of funding sources, dilution of receivables, concentration of client base and client customer base, dependence on management and key personnel, seasonality and variability of quarterly results, ability of the Company to continue its growth strategy, competition, inability to directly collect healthcare receivables from Medicare and Medicaid, dilution of healthcare receivables, control by majority shareholder, and regulatory restrictions relating to potential new activities, Bancorp and Capital Bank litigation (see "Legal Proceedings"), certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein. The discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

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

The Company operated through four regional offices (including the Florida office) in 1996, and, in January 1997, it opened an office in Atlanta which will specialize in asset based loans. The Company currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At December 31, 1996, the largest amount due from any one customer, a national department store chain, was approximately $20.7 million.

The Company's factored sales volume can be affected in several ways, including new clients, client retention or loss inflation and other economic conditions. Additionally, fluctuations in the sales dollar volume of the Company's clients, both positive and negative, have a direct impact on the Company's factored sales volume and factoring fees. In this regard, the Company has historically experienced seasonal fluctuations in its factored sales volume and factoring fees as a result of the seasonality of the sales of certain of the Company's clients, especially those in the apparel industry, who typically ship more goods during the four-month period of August through November in order to fill increased customer orders in anticipation of "back to school" and the ensuing holiday season. The Company realized approximately 40% of its annual factored sales volume during this 4-month period in 1994, 1995 and 1996.

Management believes that one of the essential tools in maintaining and managing growth of the Company is the monitoring of certain key financial ratios. The Company monitors the key components of its income statement data, such as factoring fees, net interest income, other income, provision for credit losses and operating expenses, as a percentage of its factored sales volume. These key ratios allow the Company to monitor its performance in achieving its goals of
(i) obtaining higher gross margins on factoring fee income, (ii) increasing fee income as a percentage of cash employed, (iii) reducing credit losses, (iv) controlling costs, and (v) maximizing return to its investors. Management also monitors both accounts receivable turnover and the aging of customers' accounts receivable, with particular emphasis on amounts greater than 60 days past due.

MONITORING ASSET QUALITY AND CREDIT LOSSES
------------------------------------------

The monitoring of asset quality is a routine function performed by management to control credit losses. Monitoring asset quality involves the periodic review, sometimes daily, of such pertinent financial statistics as the aging of the accounts receivable portfolio, accounts receivable turnover, dilution and charge-offs. The Company's allowance for credit losses is determined after evaluating the receivables portfolio, current market conditions, changes in the nature and volume of the portfolio, past loss experience and other pertinent factors.

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the twelve months ended December 31, 1996 and December 31, 1995:

                                                                 AS OF DECEMBER 31,
                                        --------------------------------------------------------------
                                          1996           1995           1994        1993        1992
                                        --------       --------       --------    --------    --------
                                                              (DOLLARS IN THOUSANDS)
Provision for credit losses             $  3,750       $  2,235       $  2,235    $  2,645    $  3,150
Charge-offs net of recoveries           $  3,837       $  1,028       $  2,618    $  2,663    $  3,164

Allowance for credit losses-specific    $    531       $  1,203       $    160    $    600    $    967
Allowance for credit losses-general     $  2,462       $  1,778       $  1,614    $  1,557    $  1,208
                                        --------       --------       --------    --------    --------
  Total allowance for credit losses     $  2,993       $  2,981       $  1,774    $  2,157    $  2,175
Accounts receivable turnover in days          52             53             53          52          54
Accounts receivable past due more
  than 60 days as a percentage of
  total factored receivables                7.96%          3.49%          5.17%       4.85%       6.08%
Accounts receivable past due more
  than 90 days as a percentage of
  total factored receivables                4.09%          2.37%          2.35%       1.95%       2.66%
Credit-approved accounts receivable
  past due more than 60 days as a
  percentage of credit approved
  receivables(1)                            2.36%          4.71%           N/A         N/A           N/A
Credit-approved accounts receivable
  past due more than 90 days as a
  percentage of credit approved
  receivables(1)                            0.86%          2.79%           N/A         N/A           N/A
Provision for credit losses as a
  percentage of factored sales              0.14%          0.11%          0.15%       0.20%       0.30%
Net charge-offs to factored sales           0.14%          0.05%          0.17%       0.20%       0.30%
Average receivables                     $438,815       $312,124       $241,815    $204,664    $166,506
Provision for credit losses as a
  percentage of average receivables         0.85%          0.72%          0.92%       1.29%       1.89%
Net charge-offs as a percentage of
  average receivables                       0.87%          0.33%          1.08%       1.30%       1.90%
Non-accruing advances                   $    660       $  2,184       $    739    $    385    $  1,083
Non-accruing advances as a percentage
 of receivables                             0.13%          0.60%          0.28%       0.17%       0.60%
Average funds employed                  $286,200       $210,900       $153,600    $131,800    $108,300
Provision for credit losses as
  a percentage of average funds
  employed(2)(3)                            1.31%          1.06%          1.46%       2.01%       2.91%
Net charge-offs as a percentage
  of average funds employed(2)(4)           1.34%          0.49%          1.70%       2.02%       2.92%
Non-accruing advances as a
  percentage of funds
  employed(2)(5)                            0.22%          0.94%          0.44%       0.28%       1.01%

----------------------
(1) Management considers the aging of credit-approved receivables a more meaningful measure of exposure to credit risk than the aging of total receivables. Such ratios are not available prior to 1995.
(2)  Funds employed are receivables less amounts due to factoring clients.
(3) Computed by dividing provision for credit losses by average funds employed for each period presented. The provision for credit losses as a percentage of average advances for each of the periods presented was lower than the provision for credit losses as a percentage of average funds employed.



(4) Computed by dividing net charge-offs by average funds employed for each period presented. Net charge-offs as a percentage of average advances for each of the periods presented was lower than net charge-offs as a percentage of average funds employed.
(5) Computed by dividing non-accruing advances by funds employed at the end of each respective period indicated. Non-accruing advances as a percentage of advances during each period presented was lower than non-accruing advances as a percentage of funds employed.

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

The provision for credit losses as a percentage of factored sales increased from 0.11% in 1995 to 0.14% in 1996. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed increased to 0.85% and 1.31%, respectively, for 1996, from 0.72% and 1.06%, respectively, in 1995, reflecting a higher net charge-off rate. Ratios for 1996 are more consistent with the Company's historical experience.

Net charge-offs as a percentage of factored sales ranged from 0.05% to 0.30% in the 1992-1996 period reflecting normal credit loss consistent with historical experience. Net charge-offs as a percentage of factored sales increased from 0.05% in 1995 to 0.14% in 1996. The net charge-offs percentage increased in 1996 due to the charge-off in the first quarter of $600,000 related to the bankruptcy of a large Northeastern regional chain store and $200,000 related to a single client loan, $93,000 of which was recovered, but net charge-offs remained well within the Company's historical experience. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed increased 0.54% and 0.85%, respectively, in 1996 as compared to 1995, due primarily to the charge-offs described above.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and during 1996 and 1995, were at 0.22% and 0.94%, respectively. Non-accruing advances as a percentage of receivables decreased from 0.60% for 1995 to 0.13% for 1996. Management believes that non-accruing advance fluctuations below 1.00% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and credit-approved accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 2.36% and 0.86%, respectively, at December 31, 1996 as compared to 4.71% and 2.79%, respectively, at December 31, 1995. Management considers these levels acceptable. Accounts receivable past due more than 60 days as a percentage of total factored receivables and accounts receivable past due more than 90 days as a percentage of total factored receivables equaled 7.96% and 4.09%, respectively, at 1996 as compared to 3.49% and 2.37%, respectively, at 1995. The increase in these ratios was primarily due to an increase in healthcare factored receivables from $16.3 million at December 31, 1995 to $22.7 million at December 31, 1996, that in general are slower paying with higher delinquency ratios. Healthcare factored receivables are not credit-approved, thus the Company does not guarantee payment of these receivables.

FINANCIAL CONDITION - DECEMBER 31, 1996 AS COMPARED TO DECEMBER 31, 1995

Total assets increased to $530.6 million at December 31, 1996 from $399.5 million at December 31, 1995. The $131.1 million increase was due primarily to a $130.7 million increase in net receivables.

Factored accounts receivables increased $130.5 million primarily as a result of increased factored sales. The increase is due primarily to engagement of larger factoring clients, increases in volumes experienced by existing clients from 1995 to 1996, and increases in the number of clients serviced by the Company in 1996 as compared to 1995. The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. Asset based loans, which represent loans provided to clients principally collateralized by accounts receivable, decreased slightly by $2.3 million from December 31, 1995 to December 31, 1996 due primarily to the loss of a large healthcare client with a loan balance of $9.9 million at December 31, 1995. Restricted cash decreased primarily as a result of the final draw down of $10.0 million of cash maintained in a pre-funding account related to the third series of variable rate asset-backed certificates collateralized by factored advances, but was offset by an increase in non-restricted cash which is subject to fluctuations in daily deposit volumes.

The increase in assets was principally funded by an increase in the Company's debt outstanding under its debt facility with the Bank and two new credit facilities closed by the Company during the twelve months ended December 31, 1996. Outstanding debt under the Capital Bank facility increased from approximately $52.3 million at December 31, 1995 to approximately $70.1 million at December 31, 1996. In April 1996, the Company closed a revolving credit facility in the amount of $40 million with an unaffiliated bank. At December 31, 1996 the Company had $15.9 million outstanding under this facility, which bears interest at LIBOR plus 2.15%. In May 1996, the Company, through its wholly-owned subsidiary, CF One, Inc., raised an additional $10 million through the issuance of 5 year notes, due and payable in July 2001, which bear interest at a fixed rate of 7.95%.

Stockholders' equity increased approximately $28.7 million during 1996 as a result of $17.6 million in net proceeds received from the sale of approximately 19% of the Company's common stock and $11.1 million of net income earned by the Company. On July 10, 1996, the Company completed an initial public offering of 2,000,000 shares of common stock and on August 5, 1996, sold an additional 300,000 pursuant to the Underwriters' over-allotment option.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net income increased 27.9% to approximately $11.1 million for 1996 as compared to $8.7 million for 1995, due primarily to an increase in operating revenues offset by an increase in the provision for credit losses and operating expenses. Operating revenues (total revenues less interest expense) increased 31.3% to approximately $46.3 million in 1996 from $35.3 million in 1995. These increases were primarily a result of a 32.5% increase in the Company's factored sales volume from $2.0 billion for 1995 to $2.7 billion for 1996. This increase in factored sales was attributable to the opening of the Charlotte office which increased factored sales volume by $159.6 million in the twelve month period, combined with continued growth of the Company's New York and California offices. The Company's healthcare division, which commenced operations in September 1994, contributed $124.5 million in factored sales, a 41.0% increase over its contribution over the prior comparable period. The New York office accounted for 43.1% of the Company's factored sales volume in 1996, compared to 48.0% in 1995.

The Company experienced a 33.5% increase in factoring fee income for 1996 as compared to 1995 as a result of a 32.5% increase in factored sales. Factoring fee income as a percentage of factored sales for the twelve month periods remained flat at 0.98% in 1995 and 1996.

Net interest income (interest income less interest expense) increased to approximately $15.4 million for 1996 from approximately $11.8 million for 1995, a 30.2% increase, principally as a result of an increase of $75.3 million, or a 35.7% increase, in average outstanding funds employed for 1996 as compared to 1995. Additionally, the $17.6 million of net proceeds raised by the Company's issuance of common stock in July 1996 which were used to reduce the debt outstanding under the debt facility with Capital Bank favorably impacted net interest income. Net interest income for 1996 also benefited from interest expense reductions achieved through the issuance of $50.0 million of additional Certificates under the Securitized Financings agreement in July 1995, entering into a $40.0 million revolving loan agreement with an unaffiliated bank in April 1996, and the issuance of $10.0 million in subordinated notes in May 1996. Average borrowings from the revolving loan during the year ended December 31, 1996 equaled approximately $17.1 million and had an effective interest rate of 8.2% for the twelve month period. The $10.0 million notes bear interest at a fixed annual rate of 7.95%.

Letter of credit and other fee income increased to approximately $3.1 million for 1996 from $2.0 million for 1995, a 51.9% increase. Letter of credit fees increased approximately 32.7% or $277,000 during the year. Other fee income includes fees charged for wires and client audits.

The provision for credit losses increased to $3.8 million for 1996 from $2.2 million for 1995. This increase is primarily attributable to an increase in outstanding accounts receivable. The provisions for credit losses as a percentage of factored sales for the year ended December 31, 1996 increased to
 .14% as compared to .11% for the comparable period in 1995, reflecting a higher net charge-off rate (see "Monitoring Asset Quality and Credit Losses").

Operating expenses (total expenses less interest expense) increased from $18.5 million for 1995 to $23.5 million for 1996. This $5.1 million or 27.4% increase is primarily the result of opening the North Carolina regional office and expansion of the existing regional offices and the healthcare division.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Net income increased from approximately $6.1 million during 1994 to approximately $8.7 million during 1995, a 42.6% increase primarily as a result of increased operating revenues generated from increased factored sales. Operating revenues increased from approximately $27.4 million for 1994 to approximately $35.3 million for 1995, a 28.5% increase, primarily attributable to the increase in the Company's factored sales volume, and the resulting increase in interest income and factoring fees. Factored sales increased from approximately $1.5 billion for 1994 to approximately $2 billion for 1995, an increase of 30.2%, with factoring fees increasing by 12.4% from approximately $17.4 million for 1994 to approximately $19.5 million for 1995. A significant portion of these increases were attributable to continued growth of the Company's New York and California offices and the opening of the Charlotte, North Carolina office, as well as the business generated by the Company's healthcare division.

Although the Company experienced increased factoring fee income as a result of increased factored sales, factoring fee income as a percentage of factored sales has declined from 1.13% for 1994 to 0.98% (1.03% excluding asset-based lending activities) for 1995. This decline was primarily the result of lower factoring fees charged to high volume clients in the New York market. The Company typically receives lower factoring fees from high volume clients because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by the Company, and because there is increased competition for such clients' business. The New York office accounted for 48.0% of the Company's factored sales volume for 1995, compared to 53.0% for 1994.

Net interest income increased from approximately $7.3 million for 1994 to approximately $11.8 million for 1995, a 62.3% increase, principally as a result of a $57.3 million increase in average outstanding funds employed for 1995 compared to 1994. Net interest income was also favorably impacted by continued interest expense reductions achieved through the issuance of additional certificates under the Securitized Financings initiated by the Company in June 1994. The Company issued an additional $25 million of such certificates in December 1994, and an additional $50 million in July 1995. This allowed the Company to reduce the debt outstanding under its line of credit with the Bank, which bears a higher interest rate (approximately 8.75% at December 31, 1995). At December 31, 1995, there were $175 million of certificates issued under the Securitized Financings outstanding bearing interest at LIBOR plus 1.25% (approximately 7.19% at December 31, 1995, excluding annualized transaction costs of 0.37%). (See "Liquidity and Capital Resources")

Letter of credit and other fee income increased from approximately $1.2 million in 1994 to approximately $2.0 million in 1995, a 66.7% increase, primarily as a result of an increase in letter of credit fees of approximately $305,000 in 1995 as compared to 1994, and an increase in overadvance fees of approximately $332,000 in 1995 as compared to 1994. In addition, fees related to field examinations increased by approximately $91,000 in 1995 as compared to 1994. Overadvances represent loans to clients in excess of the factored accounts receivable, substantially all of which are collateralized by assets other than receivables. All of the foregoing increases were principally the result of increased factoring volume in 1995.

Operating expenses increased as a percentage of operating revenues from approximately 51.5% in 1994 to approximately 52.3% in 1995. The increase was the result of the opening of the North Carolina office in May 1995, and increases in salaries and benefits related principally to increased staff levels in the healthcare division and the hiring of personnel for the North Carolina office.

The provision for credit losses was approximately $2.2 million in both 1994 and 1995. The provisions for credit losses as a percentage of factored sales declined from 0.15% in 1994 to 0.11% in 1995. The Company's allowance for credit losses is determined after evaluating the receivables portfolio, current market conditions, changes in the nature and the volume of the receivables portfolio and past loss experience. Management believes that the decline in net charge-offs over such period reflects the Company's policies and practices of
(i) generally refraining from providing factoring services to certain industries, (ii) carefully screening and selecting new clients, (iii) maintaining stringent underwriting criteria and using good credit judgment, (iv) using diligent monitoring procedures and (v) avoiding a significant concentration in any one client or clients. Although management attributes this positive trend primarily to the procedures it employs in monitoring asset quality, which procedures have kept losses on client advances at negligible levels and customer credit losses at their lowest level in the past three years, there can be no assurances that such levels will be sustained by the Company in the future. Non-accruing advances at December 31, 1995 were approximately $2.2 million compared to approximately

$739,000 at December 31, 1994. This increase was primarily attributable to advances to a single client, most of which were collected in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funding is its asset securitization program, the Securitized Financings. This funding is supplemented by the Company's line of credit with the Bank and a revolving credit facility with an unaffiliated bank.

Through December 31, 1996, the trust created in connection with the Securitized Financings had issued three series of asset-backed certificates (each, a "Certificate") aggregating $175 million, including $100 million in June 1994, $25 million in December 1994 and $50 million in July 1995. All of the Certificates were issued to life insurance companies. Initially, the Certificates were rated "AA" by Duff & Phelps Credit Rating Company and "A" by Fitch Investors Services, Inc. Approximately one year after its initial rating, Fitch Investors Services, Inc. upgraded its rating of the Certificates to "AA". The scheduled maturity date of the Certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively. The Certificates issued under each series bear interest at LIBOR plus 1.25% (6.86% at December 31, 1996, excluding annualized transaction costs of 0.37%). Interest is payable monthly. However, an early amortization event will occur if the Company fails to satisfy certain financial covenants. The principal financial covenants contained in the Securitized Financing agreements that the Company must satisfy include, (i) consolidated net worth in excess of $18.5 million, (ii) tangible equity ratio of at least 6%,
(iii) accounts receivable non-payment percentage of no more than 18%, (iv) 60-day accounts receivable percentage of no more than 10% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (vi) weighted average factoring fee of at least 0.75%, (vii) weighted average accounts receivable turnover of less than 70 days,
(viii) accounts receivable dilution of no more than 11%, (ix) accounts receivable payment ratio for three consecutive periods of more than 40%, (x) aggregate amount of subordnated certificates of no more than 25% of senior certificates, (xi) subordinated certificates equal to or greater than 7% of total certificates and (xii) value of accounts receivable transferred to a trust created to accommodate the Securitized Financings (the "Trust") of no less than 135% of aggregate certificates. In addition, there are other covenants relating to the collateral, including required capital levels, maximum dilution and delinquency ratios and minimum subordination levels. The Company is in material compliance with these and all other covenants contained in the Securitized Financing agreements. The Company may continue to use the Securitized Financings for funding, provided eligible advances are available for transfer to the Trust. As of December 31, 1996, the Company had transferred to the Trust client advances aggregating nearly $233.5 million.

The Company intends to increase its usage of Securitized Financings through the issuance of a fourth series of asset-backed certificates to be issued by the Trust. The fourth series is expected to be a $100,000,000 Variable Funding Certificate with a minimum initial draw of $25,000,000. Management expects this transaction to close during the second quarter of 1997. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificate will provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Additionally, in connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust. The Securitized Financings permit future purchases to the extent that the Company generates eligible Advances. Generally, all of the client advances made by the Company, with the exception of those made by its healthcare division, as well as certain asset-based loans, are eligible for transfer to the Trust.

In March 1996, the Company entered into a $40.0 million revolving credit facility with an unaffiliated bank which was closed in April 1996. The indebtedness under this facility is secured by advances not transferred to the Trust or eligible for transfer to the Trust, most of which were made by the Company's healthcare division or were asset-based loans, as well as all of the equipment used by the Company in its operations. In order for this facility to be fully funded, the Company would have to pledge an amount in excess of $57 million in advances. The indebtedness under this facility may not exceed 70% of the value of the advances pledged by the Company as collateral for such indebtedness. At December 31, 1996, the Company had outstanding borrowings of $15.9 million. The indebtedness under this revolving facility bears interest at a rate of LIBOR plus 2.15% (7.76% at December 31, 1996), payable monthly. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one year periods unless the Company or the lender terminates it. This facility contains certain financial covenants and ratios, including those relating to the Company's debt to net worth (no less than 1 to 1), profitability ($5.2 million of annual consolidated net income) and positive net cash flows (more than $1 per quarter). Funds borrowed under this facility were used by the Company to pay down indebtedness under the Company's line of credit with the Bank and to fund certain of the Company's healthcare financing activities and asset-based lending activities.

The Company also has a $125.0 million unsecured revolving line of credit with Capital Bank, pursuant to which the Company had outstanding borrowings of approximately $70.1 million at December 31, 1996. This facility was increased to $150.0 million in January of 1997. Amounts borrowed under this facility are subject to the Banks overall statutory limitation on investments in and advances to subsidiaries of 10% of assets. Based on the statutory limitation, the maximum amount which could be outstanding under this line was approximately $91 million at December 31, 1996. Indebtedness under this facility bears interest at the prime rate, as published in The Wall Street Journal (8.25% at December 31,
1996), is subject to annual review by the Bank each June and is due on demand. The Facility has been in place since 1985 and historically has been renewed for one-year periods in June of each year. Interest is payable monthly. The Company generally has used the Facility with the Bank to make advances to its clients.

In May 1996, CF One sold the $10 million of subordinated notes (the "CF One Notes"), which are collateralized by subordinated certificates that were issued in connection with the Company's Securitized Financings. The CF One Notes, which are due and payable in July 2001, bear interest at an annual fixed rate of 7.95% and are rated "BBB" by both Duff & Phelps Credit Rating Company and Fitch Investors Services, Inc. The principal purpose for the issuance of the CF One Notes was to allow CF One to obtain additional financing by taking advantage of the favorable financing terms resulting from an increase in the value of the subordinated certificates held by CF One which are collateralized by assets held by the Trust. The increase in the value of the subordinated certificates held by CF One was the result of the favorable performance of the receivables and other assets held in the Trust's portfolio.

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $491.0 million of accounts receivable outstanding at December 31, 1996, approximately $192.9 million have balances exceeding $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At December 31, 1996, the largest amount due from any one customer, a national chain store, was approximately $20.7 million. In addition, the Company's accounts receivable turned over in an average of 52 days during 1996 and 53 days during 1995.

The Company had no material commitments for capital expenditures as of December 31, 1996. Management believes that it has the corporate infrastructure in place to support its earnings growth for the foreseeable future. Management also believes that funds available under the Company's current credit facilities (assuming such facilities are renewed or replaced with similar facilities) and cash flow from operations will be sufficient to satisfy the Company's future working capital requirements.

EFFECTS OF INFLATION

The Company believes that inflation has not had a material impact on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               DECEMBER 31,       DECEMBER 31,
                                                  1996               1995
                                              -------------     -------------
ASSETS
  Cash                                        $  28,101,237     $  20,326,814
  Restricted Cash                                 6,562,500        16,187,500
  Receivables                                   490,977,592       361,205,965
    Unearned discounts                           (2,436,301)       (3,404,016)
    Allowance for credit losses                  (2,993,534)       (2,980,778)
                                              -------------     -------------
  Receivables, net                              485,547,757       354,821,171
  Property and equipment, net                     3,095,157         3,285,049
  Other Assets                                    7,260,672         4,850,831
                                              -------------     -------------
TOTAL                                         $ 530,567,323     $ 399,471,365
                                              =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Due to affiliates                           $   1,310,304     $   6,452,964
  Capital Factors variable rate asset backed
   certificates                                 175,000,000       175,000,000
  Note payable to affiliate                      70,131,000        52,260,000
  Other borrowings                               25,900,000
  Due to factoring clients                      191,488,668       128,577,577
  Other liabilities                               4,648,892         3,840,425
                                              -------------     -------------
    Total liabilities                           468,478,864       366,130,966
                                              -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 25,000,000 shares authorized; issued and outstanding

   12,300,000 in 1996, 10,000,000 in 1995           123,000           100,000
  Additional paid-in capital                     27,151,932         9,542,096
  Retained earnings                              34,813,527        23,698,303
                                              -------------     -------------
    Total stockholders' equity                   62,088,459        33,340,399
                                              -------------     -------------
TOTAL                                         $ 530,567,323     $ 399,471,365
                                              =============     =============


See accompanying notes to consolidated financial statements.

                     CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME

                                             YEAR ENDED DECEMBER 31,
                                        1996           1995        1994
                                    ------------   -----------  -----------
REVENUES
  Factoring fees                    $ 26,066,382  $ 19,518,541  $ 17,370,626
  Interest income                     35,835,351    28,210,599    17,628,230
  Letter of credit and other fees      3,098,596     2,040,383     1,237,611
  Other                                1,707,995     1,849,466     1,540,712
                                    ------------  ------------  ------------
    Total revenues                    66,708,324    51,618,989    37,777,179
                                    ------------  ------------  ------------
EXPENSES

  Interest expense                    15,137,924    11,629,391     4,238,942
  Interest expense to affiliates       5,265,025     4,731,668     6,090,174
  Salaries and benefits               14,674,483    11,240,046     8,698,858
  Provision for credit losses          3,750,000     2,234,721     2,235,000
  Occupancy and other office
   expenses                            3,628,446     2,588,459     2,135,319
  Depreciation and amortization          656,384       632,739       591,554
  Professional fees                    1,006,441       991,535     1,180,861
  Other                                3,550,441     3,004,570     1,529,925
                                    ------------  ------------  ------------
    Total expenses                    47,669,144    37,053,129    26,700,633
                                    ------------  ------------  ------------

INCOME BEFORE INCOME TAXES            19,039,180    14,565,860    11,076,546

PROVISION FOR INCOME TAXES             7,923,956     5,872,763     4,984,450
                                    ------------  ------------  ------------

NET INCOME                          $ 11,115,224  $  8,693,097 $  6,092,096
                                    ============  ============  ============

Earnings per common and common
  equivalent share:
    Primary                         $       1.01  $       0.87  $       0.61
                                   ============  ============  ============
    Fully diluted                   $        .99  $       0.87  $       0.61
                                    ============  ============  ============


See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                  --------------------------------------------
                                                 ADDITIONAL
                                    COMMON         PAID-IN          RETAINED
                                     STOCK         CAPITAL          EARNINGS
                                   ---------     ------------     ------------
BALANCE, DECEMBER 31, 1993         $ 100,000     $  9,542,096     $  8,913,110
   Net Income                                                        6,092,096
                                   ---------     ------------     ------------
BALANCE, DECEMBER 31, 1994           100,000        9,542,096       15,005,206
   Net Income                                                        8,693,097
                                   ---------     ------------     ------------
BALANCE, DECEMBER 31, 1995           100,000        9,542,096       23,698,303
   Net proceeds from the sale
    of common stock                   23,000       17,609,836
   Net Income                                                       11,115,224
                                   ---------     ------------     ------------
BALANCE, DECEMBER 31, 1996         $ 123,000     $ 27,151,932     $ 34,813,527
                                   =========     ============     ============


See accompanying notes to consolidated financial statements.


                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   YEAR ENDED DECEMBER 31,
                                                          1996              1995             1994
                                                          ----              ----             ----
OPERATING ACTIVITIES:
  Net income                                        $  11,115,224     $   8,693,097     $   6,092,096
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         656,384           632,739           591,554
    Deferred income taxes                                 (76,610)         (399,986)          209,383
    Provision for credit losses                         3,750,000         2,234,721         2,235,000
    Increase in restricted cash                          (375,000)       (1,500,000)       (4,687,500)
    Loss on sale of assets                                 14,495             3,873            12,399
    Due to (from) affiliates                           (5,142,660)        1,617,266         3,936,578
    Other assets                                       (2,103,811)         (430,465)          343,208
    Other liabilities                                     808,467           690,179         1,052,788
                                                    -------------     -------------     -------------
      Net cash provided by operating activities         8,646,489        11,541,424         9,785,506
                                                    -------------     -------------     -------------
INVESTING ACTIVITIES:
  Loan to clients, net                                 (1,913,535)       (3,053,589)       (7,448,868)
  Decrease (increase) in asset based loans              2,295,896       (27,841,907)      (10,473,533)
  Net increase in factoring accounts receivable,
    net of due to factoring clients                   (79,560,531)      (32,940,825)       (5,230,704)
  Sales of participations                              11,432,386         1,238,287           334,570
  Payments on participations                           (3,919,712)         (751,947)      (12,180,506)
  Purchase of property and equipment                     (456,749)         (914,342)         (621,391)
  Disposal of property and equipment                       25,033            18,836             2,821
                                                    -------------     -------------     -------------
      Net cash used in investing activities           (72,097,212)      (64,245,487)      (35,617,611)
                                                    -------------     -------------     -------------
FINANCING ACTIVITIES:
  Issuance of senior certificates                                        50,000,000       125,000,000
  Restricted proceeds from senior certificates         10,000,000       (10,000,000)
  Net proceeds from sale of common stock               17,632,836
  Proceeds from borrowings                            127,528,000        53,522,033        51,900,000
  Payments on borrowings                              (83,757,000)      (35,802,033)     (140,360,000)
  Payments of deferred financing costs                   (980,825)         (744,802)       (2,700,761)
  Amortization of deferred costs                          802,135           608,844           228,189
                                                    -------------     -------------     -------------
    Net cash provided by financing activities          71,225,146        57,584,042        34,067,428
                                                    -------------     -------------     -------------
NET INCREASE IN CASH                                    7,774,423         4,879,979         8,235,323
CASH, BEGINNING OF PERIOD                              20,326,814        15,446,835         7,211,512
                                                    -------------     -------------     -------------
CASH, END OF PERIOD                                 $  28,101,237     $  20,326,814     $  15,446,835
                                                    =============     =============     =============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments for interest                        $  18,338,991     $  14,784,541     $   9,375,978
                                                    =============     =============     =============
  Cash payments for income taxes                    $  13,648,128     $   4,929,303     $
                                                    =============     =============     =============


See accompanying notes to consolidated financial statements.

CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF OPERATIONS

Capital Factors Holding, Inc. ("the Parent Company") is a majority-owned subsidiary of Capital Bank (the "Bank"). The Bank is a wholly-owned subsidiary of Capital Bancorp ("Bancorp"). The Parent Company was incorporated in June 1994, in order to accommodate the issuance of Variable Rate Asset Backed Certificates (as further discussed in Note 5 to the financial statements), and issued 1000 shares (100%) of its stock to Capital Bank in exchange for 60 shares (100%) of the outstanding shares of Capital Factors, Inc. ("Factors"). Since this stock transaction has been between related parties, the results of operations have been presented as though the companies had been combined as of the earliest year presented. On July 1, 1996, the Parent Company effected a 10,000-for-1 stock split resulting in 10,000,000 common shares issued. The stock split is retroactively reflected in the consolidated financial statements.

On July 16, 1996, the Parent Company completed an initial public offering of 2,000,000 shares of common stock at a public offering price of $8.50 per share. On August 2, 1996, the underwriting syndicate exercised its option to acquire an additional 300,000 shares of common stock. As a result of the public offering, the Bank's ownership of the Parent Company has been reduced to approximately 81% of the outstanding 12,300,000 shares of common stock.

The Parent Company has two wholly-owned subsidiaries, Factors and CF One, Inc. ("CF One"). Factors has two wholly-owned subsidiaries, CF Funding Corp. ("Funding") and Capital TempFunds, Inc. ("TempFunds"), a newly formed North Carolina corporation. On August 9, 1996, Factors acquired substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc. The purchase price paid by Factors was approximately $5.9 million (approximately $5.0 million equal to the net book value of the assets plus an additional $900,000.) An additional amount up to $900,000 is payable over a three year period if certain contingencies are met. Goodwill resulting from the acquisition is being amortized using the straight-line method over a 10 year period. The effect on operations for 1996 assuming that the acquisition had been consummated as of the beginning of the year would not be material. TempFunds is a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home health care agencies.

Factors provides factoring and other services primarily to commercial businesses and generally purchases trade accounts receivables from clients and assumes all risks of collectibility for credit approved receivables, except as such risks result from fraud or invalid receivables, and dilution. Factors generally enters into advance factoring arrangements which allow clients to obtain cash advances against a stipulated percentage of the receivables before they are due or collected.

The Company provides services to its clients through four regional offices located in Fort Lauderdale, Florida; Los Angeles, California; New York, New York and Charlotte, North Carolina. The Company's clients primarily include manufacturers, importers, wholesalers and distributors in apparel and textile related industries and, to a lesser extent, clients in consumer goods related industries such as plastics, video game cartridges, paper and healthcare services.

The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. As of December 31, 1996 and 1995, the Company had factored accounts receivable aggregating approximately $192.9 million and $130.0 million, respectively, due from 38 and 37 customers, respectively, each with balances exceeding $1 million. These customers are primarily large national or regional department store chains or specialty retailers. The largest amount due from any one customer, a national department store chain, at December 31, 1996 was approximately $20.7 million.

The Company's asset based loans represent loans provided to clients principally collateralized by accounts receivables. The Company does not service the accounts receivable nor does it provide credit protection of the receivables.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation - The consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") include the accounts of the Parent Company, Factors, TempFunds, Funding, and CF One. All significant intercompany transactions and balances have been eliminated in consolidation.

Unearned and Earned Discounts - The Company deducts trade and cash discounts on all factoring invoices purchased. Discounts not taken by customers are recognized as income principally at the time of payment of the invoice.

Allowance for Credit Losses - The allowance for credit losses is maintained at a level deemed adequate by management to absorb losses in the portfolio after evaluating the portfolio, current economic conditions, changes in the nature and the volume of the portfolio, past loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid change which may be unforeseen by management. It is reasonably possible that changes in these factors could result in material adjustments to the allowance in the near term.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives, primarily on the straight-line method. Estimated depreciable lives range from 3 - 8 years for furniture, equipment, software and leasehold improvements and 39 years for buildings.

Income Recognition - Interest income on all loans and advances is calculated using the simple interest method on the daily balances of principal outstanding and is recorded as earned in accordance with the terms of the related factoring agreements with clients. Accrual of interest income is discontinued on troubled loans and advances to factoring clients when the loan balance and interest receivable exceeds the estimated value of the collateral securing the loan or advance. Factoring fees are recognized generally at the time of purchase of factored receivables due to the nature of the relationship with the factoring client and the relatively short term nature of the factored receivables. Commitment/closing fees related to asset based loans are amortized over the life of the loan as an adjustment of yield. The difference between the Company's income recognition policy and amortization of such fee over the service period is immaterial.

Unallocated Credits - The Company generally notifies the payor when unidentifiable payments or portions thereof are received. If the payor does not respond within 90 days, the Company records the unallocated credits as income. The Company maintains an allowance for unallocated credits recorded as income which may be subsequently repaid based upon its +historical experience.

Income Taxes - There are two components of the income tax provision, current and deferred. Current income tax provisions approximate taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods. Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur. The results of operations of the Company are included in the consolidated Federal income tax return filed by Bancorp. Bancorp allocates income taxes to the Company principally calculated on a separate return basis.

Earnings per Share - Primary earnings per share amounts are based on the average number of common shares outstanding for each period. Fully diluted earnings per share amounts assume that proceeds from the assumed exercise of options were used to purchase common shares outstanding at the higher of market value per share as of the end of each period or the average market value during each period, unless such exercise is anti-dilutive.

Accounting for Stock Options - In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which is effective for awards granted in fiscal years beginning after December 15, 1995. This standard defines a fair value-based method of measuring employee stock options or similar equity instruments. In lieu of recording the value of such options as compensation expense, companies may provide pro forma disclosures quantifying the difference between compensation cost included in net income as prescribed by current accounting standards and the related cost measured by such fair value-based method. The Company will measure cost for stock-based compensation as prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

3.  RECEIVABLES

     Receivables consist of the following:

                                                      DECEMBER 31,
                                                1996               1995
                                                ----               ----
     Nonrecourse                          $  269,812,980     $  215,243,095
     Recourse                                157,178,312         81,232,416
                                          --------------     --------------
     Factored accounts receivables           426,991,292        296,475,511
     Loans to factoring client                27,966,757         26,415,014
     Asset based loans                        36,019,543         38,315,440
                                          --------------     --------------
                                          $  490,977,592     $  361,205,965
                                          ==============     ==============

The Company also makes advances to factoring clients. Such advance payments, which are interest earning, are recorded as reductions to the amounts due to the factoring clients for the purchase of receivables. Average funds employed (receivables less amounts due to factoring clients) were $286.2 million and $210.9 million at December 31, 1996 and 1995, respectively.

Changes in the Company's allowance for credit losses were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                              1996             1995             1994
                                              ----             ----             ----
     Beginning balance                   $ 2,980,778      $ 1,774,101      $ 2,157,333
     Allowance related to acquisition
        of TempFunds America, Inc.           100,000

     Provision for credit losses           3,750,000        2,234,721        2,235,000
     Charge-offs                          (4,402,745)      (1,625,148)      (3,148,281)
     Recoveries                              565,501          597,104          530,049
                                         -----------      -----------      -----------
     Ending balance                      $ 2,993,534      $ 2,980,778      $ 1,774,101
                                         ===========      ===========      ===========

The Company specifically considered $660,124 and $2,184,046 of its client advances impaired at December 31, 1996 and 1995, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods was $30,234 and $133,847, respectively.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                 DECEMBER 31,
                                           1996                1995
                                           ----                ----
     Land                             $   479,581         $   479,581
     Building                           1,518,538           1,518,538
     Building improvements                749,568             744,909
     Furniture and equipment            2,752,850           3,007,122
     Computer software                    288,930             267,666
     Leasehold improvements                76,874              59,140
                                      -----------         -----------
                                      $ 5,866,341         $ 6,076,956
     Less accumulated depreciation     (2,771,184)         (2,791,907)
                                      -----------         -----------
                                      $ 3,095,157         $ 3,285,049
                                      ===========         ===========

5.  VARIABLE RATE ASSET-BACKED CERTIFICATES

On June 29, 1994, December 15, 1994 and July 28, 1995 Capital Factors, Inc., through its wholly owned subsidiary CF Funding Corp., issued $100,000,000, $25,000,000 and $50,000,000, respectively, of Variable Rate Asset Backed Certificates ("senior certificates") with maturity dates of December 1999, June 2000 and January 2001. The senior certificates bear an interest rate of LIBOR plus 1.25%. The interest rate on December 31, 1996 was 6.86%. Interest is payable monthly. The senior certificates are collateralized by interest-earning advances to factoring clients which totaled approximately $233,474,000 at December 31, 1996. Such advances are made on receivables before they are due or collected by the Company. Capital Factors, Inc., services and administers these advances and related receivables under an agreement entered into by Bankers Trust Company as Trustee, CF Funding Corp. and Capital Factors, Inc. The senior certificates may not be redeemed prior to their stated maturity and are subject to acceleration if certain collateral requirements are not maintained. Remaining deferred issuance costs of $2.3 million are being amortized over the terms of the related series. Such costs are included in other assets on the balance sheets.

Restricted Cash - CF Funding Corporation is required to maintain a cash collateral account at Bankers Trust Company, pursuant to the terms of the aforementioned agreement. Such restricted cash collateral amounted to $6,562,500 at December 31, 1996.

Of the $50,000,000 of senior certificates issued on July 28, 1995, CF Funding Corp. utilized $40,000,000 in 1995, and a Pre-Funding account was created at Bankers Trust Company for the remaining $10,000,000. This remaining amount was included in restricted cash at December 31, 1995. On March 29, 1996 CF Funding Corp. utilized these remaining funds which were supported by interest earning advances to clients.


6.  OTHER BORROWINGS

      Notes payable are summarized as follows:

                                                                DECEMBER 31,
                                                           1996             1995
      AFFILIATE:                                           ----             ----
      A $125 million revolving line-of-credit
      payable to the Bank at prime(8.25% and 8.75%
      at December 31, 1996 and 1995, respectively)
      with interest payable monthly. The loan
      matures on demand.                              $ 70,131,000     $ 52,260,000

      NON-AFFILIATE:

      A $40,000,000 revolving loan payable to an
      unaffiliated bank at LIBOR plus 2.15% (7.76%
      at December 31, 1996) with interest payable
      monthly. The loan matures in March 1999, with
      automatic 1 year renewal periods.               $ 15,900,000

      7.95% subordinated note issued in connection
      with the Company's Securitized Financings.
      Interest is payable monthly.  The loan is due
      in July 2001.                                   $ 10,000,000
                                                      ------------     ------------
      Total Other Borrowings                          $ 96,031,000     $ 52,260,000
                                                      ============     ============

The Bank facility was increased to $150.0 million in January of 1997. Amounts borrowed under this facility are subject to the Bank's overall statutory limitation on investments in and advances to subsidiaries of 10% of consolidated Bank assets.

Under the revolving loan payable to an unaffiliated bank, the Company has certain financial covenants and ratios, including those relating to the Company's debt to net worth, profitability and net cash flows.

Supplemental information for the Company's borrowings, including the Variable Rate Asset Backed Certificates (Note 5), follows:

                                                          YEAR ENDED DECEMBER 31,

                                                  1996             1995             1994
                                                  ----             ----             ----
      Maximum amount outstanding at
       any month-end                          $295,566,000     $221,871,000     $171,000,000
      Average borrowings                      $258,342,000     $191,264,000     $142,959,000
      Interest expense for the period         $ 18,843,230     $ 15,140,324     $  9,990,305
      Average interest rate                           7.29%            7.92%            6.99%
      Average interest rate, end of period            7.31%            7.57%            7.67%

7.  INCOME TAXES

The results of operations of the Company are included in the consolidated Federal income tax return filed by Bancorp. Bancorp allocates income taxes to the Company principally calculated on a separate return basis. The Company pays to the Bank the amount of its estimated annual current tax provisions. The Company paid approximately $13,620,000, $4,929,000, and $0, for income taxes in the years ended December 31, 1996, 1995 and 1994, respectively, for income taxes related to its fiscal years ended December 31, 1996 through 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising the Company's net deferred tax asset, which is included in other assets in the balance sheet, as of December 31, 1996 and 1995 are as follows:

                                                     1996                1995
      Deferred tax assets:                           ----                ----
      Bad debts                                  $ 1,154,756         $ 1,149,834
      Difference between book and tax basis
        of property                                  214,115             126,393
      Deferred compensation                           89,347              92,580
                                                 -----------         -----------
      Deferred asset                               1,458,218           1,368,807
                                                 -----------         -----------
      Deferred tax liability:
      Pension costs                                  (29,750)           (29,750)
      Other                                          (18,900)            (6,099)
                                                 -----------        -----------
        Deferred liability                           (48,650)           (35,849)
                                                 -----------        -----------
      Net deferred asset                         $ 1,409,568        $ 1,332,958
                                                 ===========        ===========


The components of the provision for income taxes are as follows:

                                              YEAR ENDED DECEMBER 31,
                                         1996            1995            1994
                                         ----            ----            ----
      Current taxes:
      Federal                        $ 6,996,887     $ 4,898,648     $ 3,436,645
      State                            1,003,679       1,374,101       1,338,422
                                     -----------     -----------     -----------
                                       8,000,566       6,272,749       4,775,067
                                     -----------     -----------     -----------
      Deferred taxes (benefit):
      Federal and State                  (76,610)      (399,986)        209,383
                                     -----------     -----------     -----------
                                     $ 7,923,956     $ 5,872,763     $ 4,984,450
                                     ===========     ===========     ===========

The following is a reconciliation between the provision for income taxes included in the accompanying statements of income and the provision computed using the statutory federal tax rate:

                                               YEAR ENDED DECEMBER 31,
                                   1996                1995                   1994
                            -------------------  -------------------    --------------------
                                         % of                  % of                   % of
                                        PRE-TAX               PRE-TAX                PRE-TAX
                               AMOUNT   INCOME       AMOUNT   INCOME       AMOUNT    INCOME
                            ----------  -------   ----------- -------   -----------  -------
Computed provision at
  statutory rate            $ 6,663,713  35.0%    $ 5,098,051  35.0%    $ 3,876,791  35.0%
Benefit of graduated
  tax rate                                                                 (110,765) (1.0%)
State taxes, net of
  Federal benefit               678,883   3.6         774,712   5.3%        889,379   8.0%
Other                           581,360   3.0                               329,045   3.0%
                            -----------  -----    -----------  -----    -----------  -----
                            $7,923,956   41.6%    $ 5,872,763  40.3%    $ 4,984,450  45.0%
                            ===========  =====    ===========  =====    ===========  =====

8.  COMMITMENTS AND OFF-BALANCE SHEET RISK

The Company is a lessee under operating leases for real estate and equipment. The real estate leases contain clauses which require additional rent for increases in operating expenses or a proportionate share of taxes and operating expenses. There are no options to renew the leases of the leased regional offices. The approximate future minimum rental payments under noncancellable leases (exclusive of additional amounts for taxes and operating expenses) as of December 31, 1996 are as follows:

      Years ending December 31,
      1997.................................................... $   829,049
      1998....................................................     829,049
      1999....................................................     829,049
      2000....................................................     247,883
      2001....................................................     243,653
      Thereafter..............................................   1,040,780
                                                               -----------
                                                               $ 4,019,463
                                                               ===========

Rental expense for the years ended December 31, 1996, 1995 and 1994 was approximately $745,000, $624,000, and $487,000, respectively.

In the normal course of business, the Company utilizes certain financial instruments with off-balance sheet risk to meet the financing needs of its clients. These off-balance sheet activities include amounts available under the unused portion of approved customer and client credit limits, commercial letters of credit and standby letters of credit and financial guarantees. Letters of credit are issued by the Bank for the Company's clients and the Company guarantees the payment by its clients under these letters of credit. The credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

Credit losses may be incurred when one of the parties fails to perform in accordance with the terms of the contract. The Company's exposure to credit loss is represented by the contractual amount of the commitments to extend credit, commercial letters of credit and standby letters of credit and financial guarantees. This is the maximum potential loss of principal in the event the commitment is drawn upon and the counterpart defaults. In addition, the measurements of the risks associated with these financial instruments is meaningful only when all related and offsetting transactions are considered.

Amounts available under the unused portion of approved customer and client credit limits do not necessarily represent legally binding arrangements to factored sales or otherwise advance funds to clients. Generally, credit approvals and limits are modified or withdrawn based upon the Company's evaluation of the customer or client's credit or if the client violates the terms of the factoring agreement. Credit limits for clients and customers continually vary and do not necessarily represent future cash requirements to fund the factored sales or otherwise advance funds to clients.

Commercial letters of credit are issued to facilitate certain trade transactions, principally the purchase of goods. The risks associated with these transactions are somewhat reduced since the contracts are generally for a short commitment period. Standby letters of credit and financial guarantees are conditional commitments issued to guarantee the performance of a customer to a third party. The Company issues standby letters of credit and financial guarantees to ensure contract performance or assure payment by its clients. The risk involved in issuing standby letters of credit to clients and financial guarantees is similar to the risk involved in extending credit to clients and they are subject to the same credit approvals and monitoring procedures. At December 31, 1996 and 1995, the Company had approximately $29,294,000 and $22,645,000, respectively, of letters of credit and financial guarantees outstanding. The Company usually guarantees letters of credit and financial guarantees only for clients with which the Company has factoring arrangements. Generally, the Company requires collateral to support these commitments and the collateral held varies but may include cash, merchandise, inventory, real estate and the client's reserve balance.

9. RELATED PARTY TRANSACTIONS

The Company expensed interest payments to the Bank of $5,265,000, $4,732,000 and $6,090,000 on its $125 million revolving line of credit facility with the Bank during the periods ended December 31, 1996, 1995 and 1994 respectively.

The Bank obtained group medical, dental and life insurance coverage on behalf of the Company. Premiums are charged to the Company at the same amount as they are assessed by the insurance companies to the Bank with respect to the Company. During 1996, 1995 and 1994, the Company paid insurance premiums of $605,277, $527,669 and $533,843, respectively, for its actual portion of such insurance premiums.

Capital Bank provided approximately $135.5 million, $130.1 million and $79.5 million during 1996, 1995 and 1994, respectively, of letters of credit for clients of the Company. For a fee, the Company guarantees the payment by its clients under these letters of credit. Fees charged for issuance of the letters of credit are paid directly to Capital Bank and amounted to $373,688, $462,013 and $389,571 during 1996, 1995 and 1994, respectively.

The Company reimburses the Bank for its portion of commercial insurance expenses. Payments to the Bank for insurance expenses during 1996, 1995 and 1994 equaled $465,513, $149,302 and $97,384, respectively. In addition, the Company paid the Bank $224,332, $148,900 and $17,700, during the periods ended December 31, 1996, 1995 and 1994, respectively, for bank service charges. The Bank charged the Company for services rendered by the Bank's legal department in 1995 and 1994 of approximately $80,000 and $102,500, respectively, based upon estimates prepared by the Bank.

Due to affiliate represents balances owed to the Bank, principally for income taxes and unpaid interest on the line of credit with the Bank.

10. CONTINGENCIES

From time to time, the Company has been a party to lawsuits and claims, including lender liability claims, which management considers incidental to normal operations. The Company is currently a party to one lawsuit that was dismissed after trial. The Plaintiff is currently appealing the dismissal. Management, after review, including consultation with counsel, believes that any ultimate liability which could arise from this current lawsuit would not materially affect the financial position of the Company or results of operations.

11. RETIREMENT PLAN

Bancorp sponsors a noncontributory defined benefit pension plan (the "Plan") covering employees meeting certain eligibility requirements. The Company's employees are included in the Plan. The benefits are based on years of service and the employee's compensation for the five consecutive years during the last ten years of service that produce the highest average salary. The Plan provides for accumulation of full benefits equal to 1.2% of eligible compensation over a 25-year period. Full vesting will occur after completion of seven years of service. Bancorp's funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. The Bank charged the Company pension costs of approximately $283,000, $172,090 and $134,390, for the years ended December 31, 1996, 1995 and 1994, respectively.

The following items are components of the net periodic pension cost of the Plan:

                                                            DECEMBER 31,
                                                1996            1995            1994
                                                ----            ----            ----
Service cost-benefits earned during the year  $ 975,308        $700,348       $704,851
Interest cost-projected benefits obligation     688,910         525,785        370,261
Actual return on plan assets                   (858,454)     (1,403,127)      (102,875)
Net amortization and deferral                   407,263       1,384,221       (300,215)
                                             ----------      ----------       --------
Net periodic pension cost                    $1,213,027      $1,207,227       $672,022
                                             ==========      ==========       ========

The funded status of the Plan is shown in the table below:

                                                                 DECEMBER 31,
                                                            1996              1995
                                                            ----              ----
      Actuarial present value of accumulated benefit
        obligation:

          Vested                                         $ 7,746,135       $ 6,454,419
          Nonvested                                          490,009           642,309
                                                         -----------       -----------
          Total                                          $ 8,236,144       $ 7,096,728
                                                         ===========       ===========
      Plan assets at fair value                          $ 8,613,511       $ 7,176,298
      Projected benefit obligation for
        services rendered                                (10,865,116)       (8,635,263)
                                                         -----------       -----------
      Plan assets less than
        projected benefit obligation                      (2,251,605)       (1,458,965)
      Unrecognized prior service cost                        283,962           407,424
      Unrecognized net loss                                  745,427           336,923
                                                         ------------      ------------
      Accrued pension cost (Bancorp)                     $(1,222,216)      $  (714,618)
                                                         ===========       ===========

At December 31, 1996 and 1995, the Plan's assets consisted primarily of corporate obligations, mutual funds, U.S. Government securities and other cash equivalents.

The accumulated benefits obligation at December 31, 1996 and 1995 was approximately $8,236,000 and $7,097,000, respectively. Included in these amounts were vested benefits of approximately $7,746,000 and $6,454,000 at December 31, 1996 and 1995, respectively.

The assumed weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 7.00% in 1996 and 1995, respectively. The assumed expected long-term rate of return on assets was 8.50% in 1996 and 1995. The assumed rate of salary progression was 5.50% in 1996 and 1995.

12. STOCK OPTION PLAN

In July 1996, the Company adopted a stock option plan under which 800,000 shares of Common Stock were reserved for issuance upon exercise of stock options. The Plan provides for the granting of both incentive stock options and nonqualified stock options. Options granted vest 20% a year over five years and expire at the end of the tenth year. The plan also provides for the granting of stock appreciation rights.

Stock option activity in the plan is summarized as follows:

                                    AVAILABLE                   OPTION PRICE
                                    FOR GRANT    OUTSTANDING      PER SHARE
                                    ---------    -----------    ------------
      Balance, January 1, 1996              0              0
      Adoption of Plan                800,000
      Granted                        (572,500)       572,500         $ 8.50
      Canceled                              0              0
                                    ---------    -----------    ------------
      Balance, December 31, 1996      227,500        572,500         $ 8.50
                                    =========    ===========    ============

The weighted-average exercise price and the weighted-average remaining contractual life for options outstanding at December 31, 1996 is $8.50 and approximately 9.5 years.

The Company measures compensation cost for stock based compensation as prescribed by APB 25, "Accounting for Stock Issued to Employees." Options granted in 1996 included 372,500 options granted with restrictions as to their exercise as long as Capital Bank owns 80% or more of the Company's outstanding shares. These options are accompanied by stock appreciation rights. In accordance with APB 25, the Company has recorded compensation expense of $149,000, based on the market value of the Company's stock at December 31, 1996. and the vesting schedule of such options. However, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The fair value of the options granted in 1996 is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions: dividend yield of 00.0%, expected volatility of 30.00%, risk-free interest rate of 6.66% and expected option life of 5.0 years. The weighted average fair value of options granted in 1996 was $3.34 per share.

Under the fair value method, compensation cost for stock options granted in 1996 would have been $178,150. The after tax effect would have been to reduce net income in 1996 by $16,907. The following table presents the pro forma calculation of earnings per share for the year ended December 31, 1996:

      Pro forma net income                                $11,098,317
                                                          -----------
      Pro forma primary earnings per share                    $  1.00
                                                          -----------
      Pro forma fully diluted earnings per share              $  0.99
                                                          -----------



13. FAIR VALUE OF FINANCIAL INSTRUMENTS

In cases where quoted market prices are not available, fair value estimates are based on the quoted market price of a financial instrument with similar characteristics, the present value of expected future cash flows or other valuation techniques. Fair value estimates determined using other valuation techniques are significantly affected by the assumptions used and consequently may not reflect the proceeds that may be realizable from the sale of such financial instruments.

The estimated fair value disclosures related to the Company's financial instruments are as follows:

Cash: Since the Company's cash is maintained in demand deposit accounts, the carrying amount is equal to the fair value.

Accounts Receivable, Asset Based Loans, Due to/from Factoring Clients: The Company's receivables turn over quickly and interest earning advances made to clients against such receivables and loans to factoring clients carry variable interest rates based upon the prime rate and reprice as the prime rate changes. Therefore, the Company believes the carrying amounts are reasonable estimates of fair value.

Notes and Certificates Payable: The Company's notes payable are short-term in nature. All but one of the notes payable carry variable interest rates which reprice at least every 30 days. The Company holds one $10,000,000 note payable at a fixed interest rate of 7.95%. The Company believes the interest rates on the notes and certificates payable approximate rates currently available to the Company and consequently the carrying amount is a reasonable estimate of fair value.

Letters of Credit: As indicated in Note 8, the Company utilizes certain financial instruments with off-balance sheet risk to meet the financing needs of its clients. At December 31, 1996 and 1995 the Company had approximately $29,294,000 and $22,645,000 respectively, of letters of credit and financial guarantees for clients outstanding. The estimated fair value of these off-balance sheet instruments, based on discounting the fees to be charged on the unused portion of such facilities until their respective expiration dates is considered insignificant.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Capital Factors Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Factors Holding, Inc. (a majority owned subsidiary of Capital Bank) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capital Factors Holding, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche, LLP
Ft. Lauderdale, Florida
March 10, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 1997 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part 1 of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained under the caption "Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Relationships and Related Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following financial statements of the Company and its subsidiaries and the independent certified public accountant's report thereon appear in Item 8 hereof.

Report of Independent Certified Public Accountants
Statements of Consolidated Balance Sheet as of December 31, 1996 and 1995 Statements of Consolidated Income for the years ended December 31, 1996, 1995 and 1994
Statements of Consolidated Cash Flows for the years ended December 31,
1996, 1995 and 1994
Statements of Consolidated Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

(3)      Exhibits.*

(3.1) Amended and Restated Articles of Incorporation (Exhibit 3.1 to the Company's Registration Statement [Registration No. 333-3419] on Form S-1 as filed with the Securities and Exchange Commission on May 9, 1996 [the "Registration Statement"]).

(3.2) Amended and Restated Bylaws (Exhibit 3.2 to the Company's Registration Statement).

(4.1) Form of Common Stock Certificate (Exhibit 4.1 to the Company's Registration Statement).

(10.1) Form of Stock Option Plan (Exhibit 10.1 to the Company's Registration Statement).**

(10.2) Capital Bancorp Employees Pension Plan (Exhibit 10.2 to the Company's Registration Statement).**

(10.3) Form of Indemnification Agreement between the Company and each of its directors and certain executive officers (Exhibit 10.3 to the Company's Registration Statement).

(10.4) Capital Factors Financing Trust Pooling and Servicing Agreement dated June 1, 1994, among CF Funding Corp., the Company and Bankers Trust Company (Exhibit 10.4 to the Company's Registration Statement).

(10.5) Contribution and Sale Agreement related to the Capital Factors Financing Trust Pooling and Servicing Agreement (Exhibit 10.5 to the Company's Registration Statement).

(10.6) Series 1994-1 Supplement dated as of June 1, 1994 to Capital Factors Financing Trust Pooling and Servicing Agreement (Exhibit 10.6 to the Company's Registration Statement).

(10.7) Series 1994-2 Supplement, dated as of December 1, 1994, to Capital Factors Financing Trust Pooling and Servicing Agreement (Exhibit 10.7 to the Company's Registration Statement).

(10.8) Series 1995-1 Supplement, dated as of July 1, 1995, to Capital Factors Financing Trust Pooling and Servicing Agreement (Exhibit 10.8 to the Company's Registration Statement).

(10.9)   Promissory Note evidencing Credit Facility with Capital Bank (Exhibit
         10.9 to the Company's Registration Statement).

(10.10) Credit Facility with Fleet Capital Corporation (Exhibit 10.10 to the Company's Registration Statement).

(10.11) Lease Agreement dated as of April 30, 1990, between Hachette Filipacchi Magazines, Inc. (Formerly Diamandis Communications, Inc.) and Factors, as amended (Exhibit 10.11 to the Company's Registration Statement).

(10.12) Lease Agreement dated April 19, 1995, between Factors and H-C REIT, Inc.(Exhibit 10.12 to the Company's Registration Statement).

(10.13) Lease Agreement dated as of March 1, 1995, between Hope & Flowers B.P. Partnership and Factors (Exhibit 10.13 to the Company's Registration Statement).

(10.14) Tax Sharing and Indemnity Agreement (Exhibit 10.14 to the Company's Registration Statement).

(10.15) Employment Agreement dated January 1, 1996 among John W. Kiefer, the Registrant and Capital Factors, Inc. (Exhibit 10.15 to the Company's Registration Statement).**

(10.16) Employment Agreement between Stephen J. Donohue and Capital Factors, Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 [the "September 1996 10-Q"]).**

(10.17) Employment Agreement between James L. Morrison and Capital Factors, Inc. (Exhibit 10.1 to the September 1996 10-Q).**

(10.18) Note Purchase Agreement, dated as of May 15, 1996, between CF One, Inc. And Connecticut General Life Insurance Company (Exhibit 10.18 to the Company's Registration Statement).

(10.19) Collateral Pledge and Account Agreement, dated as of May 15, 1996, among CF One, Inc., Bankers Trust Company and Connecticut General Life Insurance Company (Exhibit 10.19 to the Company's Registration Statement).

(10.20) Form of Agreement among Capital Bank, the Registrant and Capital Factors, Inc.(Exhibit 10.20 to the Company's Registration Statement).

(10.21) Intercreditor Agreement by and among Capital Factors, Inc., Fleet Capital Corporation, CF Funding Corp. and Bankers Trust Company (Exhibit 10.21 to Amendment No. 2 to the Company's Registration Statement).

(10.22) Form of Amendment No. 1 to Employment Agreement among John W. Kiefer, the Registrant, and Capital Factors, Inc. (Exhibit 10.22 to Amendment No. 2 to the Company's Registration Statement).**

(10.23) Lease Agreement dated as of October 30, 1996 between Parkwood Properties Corp. and Capital Factors Holding, Inc.

(10.24) Purchase Agreement dated July 31, 1996 by and among Capital Factors, Inc. and TempFunds America and TempFunds America Funding Corporation of South Carolina, Inc.

(10.25) Amendment dated at September 9, 1996 to Purchase Agreement by and among Capital Factors, Inc. and TempFunds America and TempFunds America Funding Corporation of South Carolina, Inc.

(10.26) Second Amendment dated September 30, 1996 to Purchase Agreement by and among Capital Factors, Inc. and TempFunds America and TempFunds America Funding Corporation of South Carolina, Inc.

(10.27) Third Amendment dated February 28, 1997 to Purchase Agreement by and among Capital Factors, Inc. and TempFunds America and TempFunds America Funding Corporation of South Carolina, Inc.

(11.1)   Statement re:computation of per share earnings.

(21.1)   Subsidiaries of the Registrant.

(27.1)   Financial Data Schedule. ***

--------------------

* Exhibits followed by a parenthetical reference are incorporated herein by reference from the document described therein.

** These Exhibits are management contracts or compensatory plans or arrangements.

*** Filed electronically only.

(b) Reports on Form 8-K
    The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 1997            By: /s/ DENNIS A. MCDERMOTT
                                    --------------------------
                                    Dennis A McDermott

                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOHN W. KIEFER
--------------------------      Director,
John W. Kiefer                  President and Principal
                                Executive Officer                 March 28, 1997

/s/ JAVIER J. HOLTZ
---------------------------     Chairman of the Board             March 28, 1997
Javier J. Holtz


/s/ STEPHEN N. ASHMAN
---------------------------     Director                          March 28, 1997
Stephen N. Ashman


/s/ RONALD S. CHASE
---------------------------     Director                          March 28, 1997
Ronald S. Chase


/s/ CYNTHIA COHEN
---------------------------     Director                          March 28, 1997
Cynthia Cohen


/s/ NORMAN G. EINSPRUCH
---------------------------     Director                          March 28, 1997
Norman G. Einspruch


/s/ DANIEL M. HOLTZ
---------------------------     Director                          March 28, 1997
Daniel M. Holtz


/s/ JACK LISTANOWSKY
---------------------------     Director                          March 28, 1997
Jack Listanowsky


/s/ HAROLD L. OSHRY
---------------------------     Director                          March 28, 1997
Harold L. Oshry


/s/ BRUCE RAIFFE
---------------------------     Director                          March 28, 1997
Bruce Raiffe

                          CAPITAL FACTORS HOLDING, INC.
                                   FORM 10-K
                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
NUMBER              DESCRIPTION
------              -----------


10.23 Lease Agreement dated as of October 30, 1996 between Parkwood Properties Corp. and Capital Factors Holding, Inc.

10.24 Purchase Agreement dated July 31, 1996 by and among Capital Factors, Inc. and TempFunds America and TempFunds America Funding Corporation of South Carolina, Inc.

10.25 Amendment dated at September 9, 1996 to Purchase Agreement by and among Capital Factors, Inc. and TempFunds America and TempFunds America Funding Corporation of South Carolina, Inc.

10.26 Second Amendment dated September 30, 1996 to Purchase Agreement by and among Capital Factors, Inc. and TempFunds America and TempFunds America Funding Corporation of South Carolina, Inc.

10.27 Third Amendment dated February 28, 1997 to Purchase Agreement by and among Capital Factors, Inc. and TempFunds America and TempFunds America Funding Corporation of South Carolina, Inc.

11.1    Statement re:computation of per share earnings.

21.1    Subsidiaries of the Registrant.

27.1    Financial Data Schedule**
----------

* All other exhibits listed under Item 14 of Part IV of the Form 10-K are incorporated be reference to documents previously filed, as indicated therein.

**       Filed electronically only.