Form 10-Q
period 1997-03-31
CAPITAL FACTORS HOLDINGS INC
filed 1997-05-15
CIK 1013836

================================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1997

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file no.  0-20863

                        CAPITAL FACTORS HOLDING, INC.
            ------------------------------------------------------
            (Exact name of Registrant as Specified in its Charter)

               FLORIDA                                         65-0500757
   -------------------------------                        --------------------
   (State or other Jurisdiction of                            (IRS Employer
    Incorporation or Organization)                        Identification Number)


120 East Palmetto Park Road, 5th Floor, Boca Raton, Florida         33432
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


                                (561) 368-5011
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


       1799 West Oakland Park Boulevard, Fort Lauderdale, Florida 33311
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

     x    Yes         No
    ----       -----


As of May 14, 1997 there were 12,300,000 shares of the registrant's Common
Stock outstanding.
================================================================================


                             Page 1 of 22 Pages

ITEM 1.



                        PART I.  FINANCIAL INFORMATION
                CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET



                                                                  March 31,                      December 31,
                                                                    1997                            1996
                                                                ------------                     ------------
                                                                 (Unaudited)
ASSETS
  Cash                                                          $  30,213,477                     $  28,101,237
  Restricted Cash                                                   6,562,500                         6,562,500
  Receivables                                                     526,584,180                       490,977,592
    Unearned discounts                                             (3,025,605)                       (2,436,301)
    Allowance for credit losses                                    (3,394,054)                       (2,993,534)
                                                                -------------                     -------------
  Receivables, net                                                520,164,521                       485,547,757
  Property and equipment, net                                       3,004,515                         3,095,157
  Other Assets                                                      8,271,174                         7,260,672
                                                                -------------                     -------------
TOTAL                                                           $ 568,216,187                     $ 530,567,323
                                                                =============                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Due to affiliates                                             $   1,921,075                     $   1,310,304
  Capital Factors variable rate asset backed
   certificates                                                   175,000,000                       175,000,000
  Note payable to affiliate                                        97,270,000                        70,131,000
  Other borrowings                                                 35,100,000                        25,900,000
  Due to factoring clients                                        189,985,413                       191,488,668
  Other liabilities                                                 4,531,296                         4,648,892
                                                                -------------                     -------------
    Total liabilities                                             503,807,784                       468,478,864
                                                                -------------                     -------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 25,000,000
   shares authorized; 12,300,000 issued and
   outstanding at 3/31/97 and 12/31/96                                123,000                           123,000
  Additional paid-in capital                                       27,151,932                        27,151,932
  Retained earnings                                                37,133,471                        34,813,527
                                                                -------------                     -------------
    Total stockholders' equity                                     64,408,403                        62,088,459
                                                                -------------                     -------------
TOTAL                                                           $ 568,216,187                     $ 530,567,323
                                                                =============                     =============



         See accompanying notes to consolidated financial statements.

                CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)





                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                     1997              1996
                                                                                ------------       ------------

REVENUES
  Factoring fees                                                                $  6,824,377       $  5,524,449
  Interest income                                                                  9,394,155          7,655,698
  Letter of Credit and other fees                                                    959,936            672,210
  Other                                                                              417,302            291,043
                                                                                ------------       ------------
    Total revenues                                                                17,595,770         14,143,400


EXPENSES
  Interest expense                                                                 3,848,377          3,141,111
  Interest expense to affiliates                                                   1,465,725          1,415,197
  Salaries and benefits                                                            4,505,344          3,250,837
  Provision for credit losses                                                      1,400,000          1,100,000
  Occupancy and other office
   expenses                                                                          953,953            880,876
  Depreciation and amortization                                                      175,763            153,640
  Professional fees                                                                  301,889            179,039
  Other                                                                            1,015,661            824,218
                                                                                ------------       ------------
    Total expenses                                                                13,666,712         10,944,918
                                                                                ------------       ------------

INCOME BEFORE INCOME TAXES                                                         3,929,058          3,198,482

PROVISION FOR INCOME TAXES                                                         1,609,114          1,295,438
                                                                                ------------       ------------

NET INCOME                                                                      $  2,319,944       $  1,903,044
                                                                                ============       ============

Earnings per common and common
  equivalent share;
    Primary                                                                     $       0.19       S       0.19
                                                                                ============       ============
   Fully diluted                                                                $       0.19       $       0.19
                                                                                ============       ============



         See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            1997              1996
                                                         -----------       ----------
OPERATING ACTIVITIES:
  Net income                                            $  2,319,944       $  1,903,044
  Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
      Depreciation and amortization                          175,763            153,640
      Deferred income taxes                                 (302,573)           106,869
      Provision for credit losses                          1,400,000          1,100,000
      Increase in restricted cash                                  0           (375,000)
      Loss on sale of assets                                       0                884
      Due to (from) affiliates                               610,770         (5,202,506)
      Other assets                                          (944,864)          (403,554)
      Other liabilities                                     (117,596)          (280,288)
                                                        ------------       ------------
        Net cash provided by (used in)
           operating activities                            3,141,444         (2,996,911)
                                                        ------------       ------------

INVESTING ACTIVITIES:
  Loan to clients, net                                    (3,733,955)        10,882,604
 (Increase) decrease in asset based loans                 (4,322,946)         4,980,164
  Net increase in factoring accounts receivable,
        net of due to factoring clients                  (35,091,611)       (44,588,233)
  Sales of participations                                  5,995,834          1,228,458
  Payments on participations                                (367,341)          (561,784)
  Purchase of property and equipment                         (58,603)          (152,068)
                                                        ------------       ------------
        Net cash used in investing activities            (37,578,622)       (28,210,859)
                                                        ------------       ------------

FINANCING ACTIVITIES:
  Restricted proceeds from senior certificates                     0         10,000,000
  Proceeds from borrowing                                 57,764,000         24,042,000
  Payments on borrowing                                  (21,425,000)        (6,548,000)
  Payments of deferred financing costs                        (7,038)           (66,523)
  Amortization of deferred costs                             217,456            171,485
                                                        ------------       ------------
      Net cash provided by financing activities           36,549,418         27,598,962
                                                        ------------       ------------

NET INCREASE (DECREASE) IN CASH                            2,112,240         (3,608,808)
CASH, BEGINNING OF PERIOD                                 28,101,237         20,326,814
                                                        ------------       ------------

CASH, END OF PERIOD                                     $ 30,213,477       $ 16,718,006
                                                        ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments for interest                           $  5,355,831       $  4,381,897
                                                        ============       ============

   Cash payments for income taxes                       $          0       $  6,025,000
                                                        ============       ============


See accompanying notes to consolidated financial statements

CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


Note 1:  General
----------------
The accompanying unaudited consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") have been prepared on a consistent basis in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (principally consisting of normal, recurring accruals) necessary to present fairly the financial condition of the Company as of March 31, 1997 and December 31, 1996, the results of its operations for the three month periods ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996. All significant inter-company transactions and balances have been eliminated. The statements are unaudited except for the Consolidated Statements of Condition as of December 31, 1996.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 2 to the Consolidated Financial Statements appearing in the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

Note 2: Receivables
-------------------
Receivables consist of the following:


                                                        March 31,               December 31,
                                                          1997                      1996
                                                      ------------             -------------
Nonrecourse                                          $  299,535,982            $  269,812,980
Recourse                                                155,808,078               157,178,312
                                                     --------------            --------------
Factored accounts receivables                           455,344,060               426,991,292
Loans to factoring clients                               30,897,631                27,966,757
Asset based loans                                        40,342,489                36,019,543
                                                     --------------            --------------
                                                     $  526,584,180            $  490,977,592
                                                     ==============            ==============



The Company also makes advances to factoring clients. Such advance payments, which are interest earning, are recorded as reductions to the amounts due to the factoring clients for the purchase of receivables. Average funds employed (receivables less amounts due to factoring clients) were $316.9 million and $286.2 million at March 31, 1997 and December 31, 1996, respectively.

Changes in the Company's allowance for credit losses were as follows:



                                                     Three Months Ended                                 Year Ended
                                             ----------------------------------------------      ---------------------------
                                                             % of                   % of                            % of
                                              March 31,      Factored    March 31,  Factored     December 31,       Factored
                                                1997         Sales       1996       Sales            1996           Sales
                                             ------------    --------    ---------  --------     -----------        --------
Beginning balance                           $ 2,993,534                 $ 2,980,778              $ 2,980,778
Allowance related to
  acquisition of
  TempFunds America, Inc.                                                                            100,000
Provision for credit losses                   1,400,000         .19       1,100,000      .20       3,750,000              .14
Charge-offs                                  (1,175,780)        .16      (1,487,831)     .26      (4,402,745)             .17
Recoveries                                      176,300         .02          90,786      .02         565,501              .02
                                            -----------      --------   -----------  -------     -----------        ---------
Net charge-offs                                (999,480)        .14      (1,397,045)     .25      (3,837,244)             .14
                                            -----------      --------   -----------  -------     -----------        ---------

Ending balance                             $  3,394,054                 $ 2,683,733              $ 2,993,534
                                           ============                 ===========              ===========


The Company specifically considered approximately $1.3 million and $660,000 of its client advances impaired at March 31, 1997 and December 31, 1996, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods was $150,000 and approximately $30,000, respectively.

The adequacy of the provision for credit losses recorded by the Company is assessed by management based in part on the level of net charge-offs relative to accounts receivable purchased. These statistics are believed to be significant indicators of inherent losses because the receivables portfolio turns over approximately seven times each year. Accounts receivable which are past due will not be written off if, in the opinion of management, collection is likely from the customer, client or collateral realization, if any. In making this determination, management considers the quality of the collateral, the creditworthiness of the customer and client, economic conditions and other factors which may be relevant. This statistical assessment is supplemented by a review of the recorded allowance for credit losses at each month end and relative to total accounts receivable at month end, taking into consideration specific potential problem accounts, accounts purchased with recourse where payment has not been made by the Company to its client, and other factors which may be relevant.

Historically, the provision for credit losses as a percentage of factored sales and net charge-offs as a percentage of factored sales ranged from 0.11% to 0.30% and 0.05% to 0.30%, respectively. The provision for credit losses as a percentage of factored sales decreased from .20% for the three months ended March 31, 1996 to 0.19% for the three months ended March 31, 1997. Net charge-offs as a percentage of factored sales also decreased from 0.25% to 0.14% for the same three month periods, respectively. The 1997 ratios listed above, although lower than those experienced in 1996, reflect normal credit losses consistent with the Company's historical experience and expectations. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge-offs.

Note 3:  Borrowings
-------------------
Borrowings are summarized as follows:


                                                          March 31,      December 31,
                                                            1997            1996
                                                        -------------   -------------
Variable rate asset backed certificates
  due 1999 through 2001                                 $ 175,000,000   $ 175,000,000
Variable rate revolving credit line
  from affiliate, due on demand                            97,270,000      70,131,000
Variable rate revolver loan due 1999                       25,100,000      15,900,000
7.95% subordinated notes due 2001                          10,000,000      10,000,000
                                                        -------------   -------------

Total borrowings                                        $ 307,370,000   $ 271,031,000
                                                        =============   =============


Note 4:  Subsequent Event
-------------------------

        On April 30, 1997, the trust (the "Trust") created in connection with the securitization of factored advances (the "Securitized Financings") issued a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates"). Unlike the previously issued certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. Approximately $36.0 million and $1.8 million, respectively, were funded at closing. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% (6.44% and 7.19%, respectively, at April 30, 1997). In connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust. The Securitized Financings permit future purchases to the extent that the Company generates eligible Advances. Generally, all of the client advances made by the Company, with the exception of those made by its healthcare division, as well as certain asset-based loans, are eligible for transfer to the Trust.

        In connection with this transaction, the Company formed a new wholly-owned subsidiary, CF Investor Corp. CF Investor Corp., through a limited liability corporation, CF Two, LLC., acquired the junior subordinated certificate issued by the Trust.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES


Introduction

Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Capital Bank (the "Bank"), a Florida commercial bank. The Bank is a wholly-owned subsidiary of Capital Bancorp ("Bancorp"). Holding has three wholly-owned subsidiaries, Capital Factors, Inc. ("Factors"), CF One, Inc. and CF Investor Corp. Factors has two wholly-owned subsidiaries, CF Funding Corp. and Capital TempFunds, Inc. Throughout this discussion, Holding, Factors, and their subsidiaries are collectively referred to as the "Company".

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. In addition, this Form 10-Q may contain certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition, and growth. For this purpose, any statements contained in the Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on availability of funding sources, dilution of receivables, concentration of client base and client customer base, dependence on management and key personnel, seasonality, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, inability to directly collect healthcare receivables from Medicare and Medicaid, dilution of healthcare receivables, control by majority shareholder, and regulatory restrictions relating to potential new activities, Bancorp and Capital Bank litigation, certain of which are beyond the Company's control, and actual results may differ materially depending on variety of important factors which are noted herein. The discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

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

In contrast to the Company's purchase of factored receivables, when the Company makes an asset-based loan, a client assigns its collateral (usually account receivable and inventory) to the Company. Upon request of the client, the Company may advance funds to the client as a loan in an amount based upon the eligible collateral. When funds are advanced to the client, a loan receivable balance is created, and cash is disbursed. Although the Company loans funds to the client based on eligible collateral, the

Company provides no credit protection and, accordingly, does not assume the risk of loss from a client's customers' inability to pay, although the Company may actually suffer a loss if all sources of repayment fail, including other collateral and guarantees, if any. In connection with asset-based loans, instead of a factoring fee, the Company earns a facility fee. Both factored advances and asset-based loans bear interest at a rate tied to the prime rate.

The Company operates through four regional offices, and in January 1997, it opened an office in Atlanta which specializes in asset-based loans. In May 1997, the Company's corporate headquarters and the Florida regional office re-located to leased office space in Boca Raton. The Company's operations center remains in Fort Lauderdale. The Company currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At March 31, 1997, the largest amount due from any one customer, a national department store chain, was approximately $22.2 million.

The Company's factored sales volume can be affected in several ways, including new clients, client retention or losses, inflation and other economic conditions. Additionally, fluctuations in the sales dollar volume of the Company's clients, both positive and negative, have a direct impact on the Company's factored sales volume and factoring fees. In this regard, the Company has historically experienced seasonal fluctuations in its factored sales volume and factoring fees as a result of the seasonality of the sales of certain of the Company's clients, especially those in the apparel industry, who typically ship more goods during the four-month period of August through November in order to fill increased customer orders in anticipation of "back to school" and the ensuing holiday season. The Company realized approximately 40% of its annual factored sales volume during this 4-month period in 1996 and 1995.

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

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the three months ended March 31, 1997 and March 31, 1996:


                                                                        As of March 31,
                                                                   ------------------------
                                                                    1997            1996
                                                                   -------         --------
                                                                (Unaudited, Dollars in Thousands)

Provision for credit losses                                        $ 1,400          $ 1,100
Charge-offs net of recoveries                                      $   999          $ 1,397

Allowance for credit losses-specific                               $   662          $   736
Allowance for credit losses-general                                $ 2,732          $ 1,948
                                                                   -------          -------
  Total allowance for credit losses                                $ 3,394          $ 2,684
Accounts receivable turnover in days                                    54               51
Accounts receivable past due more
  than 60 days as a percentage of
  total factored receivables                                          8.12%            7.18%
Accounts receivable part due more
  than 90 days as a percentage of
  total factored receivables                                          5.01%            4.97%
Credit-approved accounts receivable
  past due more than 60 days as a
  percentage of credit approved
  receivables (1)                                                     1.94%            1.57%
Credit-approved accounts receivable
  past due more than 90 days as a
  percentage of credit approved
  receivables (1)                                                     0.58%            0.16%
Provision for credit losses as a
  percentage of factored sales                                        0.19%            0.20%
Net charge-offs to factored sales                                     0.14%            0.25%
Average receivables                                               $498,168         $365,918
Provision for credit losses as a
  percentage of average receivables                                   0.28%            0.30%
Net charge-offs as a percentage of
  average receivables                                                 0.20%            0.38%
Non-accruing advances                                               $1,287           $2,436
Non-accruing advances as a percentage
  of receivables                                                      0.24%            0.61%
Average funds employed (2)                                        $316,900         $243,000
Provision for credit losses as a percentage
  of average funds employed (2) (3)                                   1.77% (6)        1.81% (6)
Net charge-offs as a percentage of
  average funds employed (2)(4)                                       1.26%            2.30% (6)
Non-accruing advances as a percentage
of funds employed (2) (5)                                             0.38%            0.94%

---------------------------

(1) Management considers the aging of credit-approved receivables a more meaningful measure of exposure to credit risk than the aging of total receivables.
(2)  Funds employed are receivables less amounts due to factoring clients.
(3) Computed by dividing provision for credit losses by average funds employed for each period presented. The provision for credit losses as a percentage of average advanced for each of the period presented was lower than the provision for credit losses as a percentage of average funds employed.
(4) Computed by dividing net charge-offs by average funds employed for each period presented. Net charge-offs as a percentage of average advances for each of the periods presented was lower than net charge-offs as a percentage of average funds employed.

(5) Computed by dividing non-accruing advances by funds employed at the end of each respective period indicated. Non-accruing advances as a percentage of advances during each period presented was lower than non-accruing advances as a percentage of funds employed.

(6)  Computed on an annualized basis.

The Company regularly reviews its outstanding accounts receivable and other extensions of credit, such as advances to clients, to determine the adequacy of its allowance for credit losses. Factors such as the level of related credit balances of clients and the impact of economic conditions on the creditworthiness of the Company's clients and the client's customers are given significant consideration in determining the adequacy of the Company's allowance for credit losses. The Company's methodology for calculating its reserve for doubtful accounts has remained consistent for the periods shown above, and includes a specific and general component. Specific reserves are established for receivables and client advances which the Company's management deems to be wholly or partially uncollectible. The general reserve represents 0.75% of those receivables (other than healthcare receivables and asset-based loans, which have a lower general reserve) that are not specifically reserved for but for which the Company has provided credit guarantees.

The provision for credit losses as a percentage of factored sales decreased from 0.20% for the three months ended March 31, 1996 to 0.19% for the three months ended March 31, 1997. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed decreased from 0.30% and 1.81%, respectively, for the three months ended March 31, 1996, to 0.28% and 1.77%, respectively for the three months ended March 31, 1997, reflecting a lower net charge-off rate.

Net charge-offs as a percentage of factored sales decreased from 0.25% for the period ended March 31, 1996 to 0.14% for the period ended March 31, 1997. In 1997, Factors charged off $750,000 due to a client's bankruptcy filing during the first quarter and $249,000 in customer bad debts. In 1996 the Company charged off $1.1 million in customer bad debts, including a charge-off of $600,000 related to the bankruptcy of a large Northeastern regional chain store customer. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed decreased 0.18% and 1.04%, respectively, for the three months ended March 31, 1997 as compared to the same period in 1996 due primarily to the $600,000 charge-off described above. Net charge-offs as a percentage of factored sales ranged from 0.05% to 0.30% in the 1992-1996 period.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and during the three months ended March 31, 1997 and 1996, were at 0.38% and 0.94%, respectively. Non-accruing advances as a percentage of receivables decreased from 0.61% to 0.24%, for the same three month periods ended March 31, 1996 and 1997, respectively. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 1.94% and 0.58%, respectively at March 31, 1997 as compared to 1.57% and 0.16%, respectively, at March 31, 1996. Accounts receivable past due more than 60 days as a percentage of total factored receivables and accounts receivable past due more than 90 days as a percentage of total factored receivables equaled 8.12% and 5.01%, respectively, for the three month period ended March 31, 1997 as compared to 7.18% and 4.97%, respectively, for the three month period ended March 31, 1996. The increase in these ratios was due to an increase in healthcare factored receivables, from $14.3 million in March 31, 1996 to $22.7 million at March 31, 1997, that are slower paying with higher delinquency ratios. Healthcare factored receivables are not credit-approved thus the Company does not guarantee payment of the receivables.

Financial Condition - March 31, 1997 as compared to December 31, 1996

Total assets increased to $568.2 million at March 31, 1997 from $530.6 million at December 31, 1996. The $37.6 million increase was due primarily to a $34.6 million dollar increase in net receivables.

Factored accounts receivables increased $28.4 million primarily as a result of increased factored sales. The Company's factored sales volume increased during March, as the Company's apparel clients typically ship more goods in order to fill increased customer orders in anticipation of the Spring season. The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. Asset based loans, which represent loans provided to clients principally collateralized by accounts receivable, increased $4.3 million from December 31, 1996 to March 31, 1997.

The increase in assets was principally funded by an increase in its debt outstanding under the Company's $150 million debt facility with Capital Bank and its $40 million revolving credit facility with an unaffiliated bank. Outstanding debt under the Capital Bank facility increased to $97.3 million at March 31, 1997 from approximately $70.1 million at December 31, 1996. On April 30, 1997, the Company used the net proceeds from the issuance of the Variable Funding Certificates, approximately $37 million, to reduce the Company's indebtedness to Capital Bank. At March 31, 1997 and December 31, 1996 the Company had $25.1 million and $15.9 million, respectively, outstanding under its $40 million facility, which bears interest at LIBOR plus 2.15%. This increase in debt was collateralized by increased asset-based loans and healthcare receivables.

Stockholders' equity increased approximately $2.3 million during the first three months of 1997 as a result of net income earned by the Company.


Results of Operations - Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net income increased 21.9% to approximately $2.3 million for the three month period ended March 31, 1997 from approximately $1.9 million for the comparable period in 1996 due primarily to an increase in operating revenues. Operating revenues (total revenues less interest expense) increased from approximately $9.6 million for the three month period ended March 31, 1996 to approximately $12.3 million for the comparable period in 1997, a 28.1% increase. These increases were primarily a result of a 29.5% increase in the Company's factored sales volume from $564.0 million to $730.2 million for the three month period ended March 31, 1996 and March 31, 1997, respectively, and the resulting increase in interest income and factoring fees. The factored sales volume increases were attributable to continued growth of the Company's client base, in all four regional offices.

Factoring fee income increased to approximately $6.8 million for the three month period ended March 31, 1997 as compared to approximately $5.5 million for the three month period ended March 31, 1996 as a result of a 29.5% increase in factored sales. Factoring fee income as a percentage of factored sales for the three month periods decreased from 0.98% in 1996 to 0.93% in 1997. This decrease was due to lower factoring commission rates charged due to competitive pricing on larger clients and lower average commission rates charged on healthcare clients. Healthcare volume for the three months ended March 31, 1997 increased 43.3% over the same period in 1996.

Net interest income (interest income less interest expense) increased to approximately $4.1 million for the three months ended March 31, 1997 from approximately $3.1 million for the comparable period in 1996, a 31.6% increase. The increase is principally as a result of the $17.6 million of net proceeds raised by the Company's issuance of common stock in July 1996 which were used to reduce the debt outstanding under a debt facility with Capital Bank. The interest rate on this facility was 8.25% at March 31, 1997. Additionally, the Company entered into a $40.0 million revolving loan agreement bearing interest at LIBOR plus 2.15% in April 1996 with an unaffiliated bank. Average borrowings from the revolving loan during the three month period ended March 31, 1997 equaled approximately $17.1 million and had an effective interest rate of 7.99% for the three month period. Interest income also increased due to an increase of $73.9 million in average outstanding funds employed for three months ended March 31, 1997 as compared to the same period in the prior year.

Letter of credit and other fee income increased to approximately $960,000 for the three months ended March 31, 1997 from $672,000 for the three months ended March 31, 1996, a 42.8% increase. Letter of credit fees increased approximately 53.3% or $133,800 and overadvance fees increased 106.0% or $83,000 during the three month period. Overadvances represent loans to clients in excess of the factored accounts receivable, substantially all of which are collateralized by assets other than receivables. Other fee income, such as wire and audit fees, increased by approximately $126,000 due to the increased factoring volume and asset-based lending activities, and growth in the Company's healthcare division.

The provision for credit losses equaled $1.4 million for the three months ended March 31, 1997 and $1.1 million for the three months ended March 31, 1996. Of the 1997 provision, $900,000 related to amounts charged-off and reserves established due to a client's bankruptcy filing during the first quarter. The remainder of the 1997 provision relates primarily to customer accounts receivable, with net charge-offs of $249,000 compared to $1.1 million in the first quarter of 1996. Provisions for credit losses as a percentage of factored sales decreased to 0.19% for the three months ended March 31, 1997 as compared to 0.20% for the comparable period in 1996, reflecting a slightly lower net charge-off rate for the quarter (see "Monitoring Asset Quality and Credit Losses").

Operating expenses increased from $6.4 million to $8.4 million for the three month period ended March 31, 1996 as compared to the three months ended March 31, 1997. This $2.0 million or 30.7% increase is primarily the result of expansion in the regional offices and the healthcare division, start-up costs in the Atlanta office, and expenses related to Capital TempFunds, Inc. which was acquired in August 1996.

Liquidity and Capital Resources

The Company's principal source of funding is its asset securitization program, the Securitized Financings. This funding is supplemented by the Company's line of credit with the Bank and a revolving credit facility with an unaffiliated bank.

Through March 31, 1997, the trust created in connection with the Securitized Financings (the "Trust") had issued three series of asset-backed certificates (each, a "Certificate") aggregating $175 million, including $100 million in June 1994, $25 million in December 1994 and $50 million in July 1995. All of the Certificates were issued to life insurance companies. Initially, the Certificates were rated "AA" by Duff & Phelps Credit Rating Company and "A" by Fitch Investors Services, Inc. Approximately one year after its initial rating, Fitch Investor Services, Inc. upgraded its rating of the Certificates to "AA". The scheduled maturity date of the Certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively. The Certificates issued under each series bear interest at LIBOR plus 1.25% (6.69% at March 31, 1997, excluding annualized transaction costs of 0.37%). Interest is payable monthly. However, an early amortization event will occur if the Company fails to satisfy certain financial covenants. The principal financial covenants contained in the Securitized Financing agreements that the Company must satisfy include, (i) consolidated net worth in excess of $18.5 million, (ii) tangible equity ratio of at least 6%
(iii) accounts receivable non-payment percentage of no more than 18%, (iv) 60-day accounts receivable percentage of no more than 10% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (vi) weighted average factoring fee of at least 0.75%, (vii) weighted average accounts receivable turnover of less than 70 days, (viii) accounts receivable dilution of no more than 11%, (ix) accounts receivable payment ratio for three consecutive periods of more than 40%, (x) aggregate amount of subordinated certificates of no more than 25% of senior certificates, (xi) subordinated certificates equal to or greater than 7% of total certificates and (xii) value of accounts receivable transferred to the Trust, of no less than 135% of aggregate certificates. In addition, there are other covenants relating to the collateral, including required capital levels, maximum dilution and delinquency ratios and minimum subordination levels. The Company is in material compliance with these and all other covenants contained in the Securitized Financing agreements. The Company may continue to use the Securitized Financings for funding, provided eligible advances are available for transfer to the Trust. As of March 31, 1997, the Company had transferred to the Trust client advances aggregating nearly $280.7 million.

On April 30, 1997 the Trust issued a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates") in connection with the Securitized Financings. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $96.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. Approximately $36.0 million and $1.8 million, respectively, were funded at closing. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% (6.44% and 7.19%, respectively, at April 30, 1997). In connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust. The Securitized Financings permit future purchases to the extent that the Company generates eligible Advances. Generally, all of the client advances made by the Company, with the exception of these made by its healthcare division, as well as certain asset-based loans, are eligible for transfer to the Trust.

In connection with this transaction, the Company formed a new wholly-owned subsidiary, CF Investor Corp. CF Investor Corp., through a limited liability corporation, CF Two, LLC., acquired the junior subordinated certificate issued by the Trust.

In March 1996, the Company entered into a $40.0 million revolving credit facility with an unaffiliated bank which was closed in April 1996. The indebtedness under this facility is secured by advances not transferred to the Trust or eligible for transfer to the Trust, most of which were made by the Company's healthcare division or were asset-based loans, as well as all of the equipment used by the Company in its operations. In order for this facility to be fully funded, the Company would have to pledge an amount in excess of $57 million in advances. The indebtedness under this facility may not exceed 70% of the value of the advances pledged by the Company as collateral for such indebtedness. At March 31, 1997, the Company had outstanding borrowings of $25.1 million. The indebtedness under this revolving facility bears interest at a rate of LIBOR plus 2.15% (7.59% at March 31, 1997), payable monthly. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one year periods unless the Company or the lender terminates it. This facility contains certain financial covenants and ratios, including those relating to the Company's debt to net worth (no less than 1 to 1), profitabiilty ($5.2 million of annual consolidated net income) and positive net cash flows (more than $1 per quarter). Funds borrowed under this facility were used by the Company to pay down indebtedness under the Company's line of credit with the Bank, and to fund certain of the Company's healthcare financing activities and asset-based lending activities.

The Company also has a $150.0 million unsecured revolving line of credit with Capital Bank, pursuant to which the Company had outstanding borrowings of approximately $97.3 million at March 31, 1997. Amounts borrowed under this facility are subject to the Banks overall statutory limitation on investments in and advances to subsidiaries of 10% of assets. Based on the statutory limitation, the maximum amount which could be outstanding under this line was approximately $116 million at March 31, 1997. Indebtedness under this facility bears interest at the prime rate, as published in The Wall Street Journal (8.25% at March 31, 1997), is subject to annual review by the Bank each June and is due on demand. The Facility has been in place since 1985 and historically has been renewed for one-year periods in June of each year. Interest is payable monthly. The Company generally has used the Facility with the Bank to make advances to its clients.

In May 1996, CF One sold $10 million of subordinated notes (the "CF One Notes"), which are collateralized by subordinated certificates that were issued in connection with the Company's Securitized Financings. The CF One Notes, which are due and payable in July 2001, bear interest at an annual fixed rate of 7.95% and are rated "BBB" by both Duff & Phelps Credit Rating Company and Fitch Investors Services, Inc. The principal purpose for the issuance of the CF One Notes was to allow CF One to obtain additional financing by taking advantage of the favorable financing terms resulting from an increase in the value of the subordinated certificates held by CF One which are collateralized by assets held by the Trust. The increase in the value of the subordinated certificates held by CF One was the result of the favorable performance of the receivables and other assets held in the Trust's portfolio.

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $526.6 million of customer accounts receivable outstanding at March 31, 1997, approximately $237.4 million of customer receivables balances exceeded $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At March 31, 1997, the largest amount due from any one customer, a national chain store, was approximately $22.2 million. In addition, the Company's accounts receivable turned over in an average of 51 days and 54 days during the three months ended March 31, 1996 and 1997, respectively.

The Company had no material commitments for capital expenditures as of March 31, 1997. Management believes that it has the corporate infrastructure in place to support its earnings growth for the foreseeable future. Management also believes that funds available under the Company's current credit facilities (assuming such facilities are renewed or replaced with similar facilities) and cash flow from operations will be sufficient to satisfy the Company's working capital requirements for the next 12 months.

Effects of Inflation

The Company believes that inflation has not had a material impact on its results of operations.

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

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

A motion to dismiss this derivative action was filed by Bancorp in January 1997. A hearing on such motion commenced on May 9, 1997 and is currently ongoing.

Regulatory Matter

The administrative hearing regarding the application by Daniel Holtz, Chairman of the Board, Chief Executive Officer and President of Bancorp, Fana Holtz, the Vice-Chairman of the Board, and Javier Holtz, an executive officer of Bancorp, to acquire and/or maintain a controlling interest in the Bank through their ownership and control of Bancorp, commenced in August 1996 and ended on November 8, 1996. An order has not yet been entered on the application but is anticipated in the second or third quarter of 1997.



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 10.1 - Second Amendment to Employment Agreement among John W. Kiefer, the Registrant, and Capital Factors, Inc.

        Exhibit 11.1 - Statement re: Calculation of Earnings Per Share

        Exhibit 27.1 - Financial Data Schedule

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1997                     By: /s/ Dennis A. McDermott
                                         ---------------------------
                                         DENNIS A. MCDERMOTT
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)