Form 10-Q
period 1997-06-30
CAPITAL FACTORS HOLDINGS INC
filed 1997-08-14
CIK 1013836

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file no.  0-20863

                         CAPITAL FACTORS HOLDING, INC.
                         ------------------------------
             (Exact name of Registrant as Specified in its Charter)

              FLORIDA                                 65-0500757
              -------                                 ----------
  (State or other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                   Identification Number)

     120 EAST PALMETTO PARK ROAD, SUITE 500, BOCA RATON, FLORIDA    33432
     ---------------------------------------------------------------------
     (Address of Principal Executive Offices)                    (Zip Code)

                                 (561) 346-3511
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               X      Yes            No
                          -----------     ----------

 As of August 13, 1997 there were 12,301,600 shares of the registrant's Common Stock outstanding.

================================================================================

ITEM 1.

                          PART I. FINANCIAL INFORMATION
                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                June 30,          December 31,
                                                                                  1997                1996
                                                                        -------------------   ------------------
                                                                              (Unaudited)
    ASSETS
      Cash                                                                     $30,436,645          $28,101,237
      Restricted cash                                                            8,130,000            6,562,500
      Receivables                                                              538,900,496          490,977,592
        Unearned discounts                                                      (2,591,369)          (2,436,301)
        Allowance for credit losses                                             (3,245,491)          (2,993,534)
                                                                        -------------------   ------------------
      Receivables, net                                                         533,063,636          485,547,757
      Property and equipment, net                                                4,199,817            3,095,157
      Other assets                                                               8,501,691            7,260,672
                                                                        -------------------   ------------------
    TOTAL                                                                     $584,331,789         $530,567,323
                                                                        ===================   ==================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
      Due to affiliates                                                         $3,977,251         $  1,310,304
      Capital Factors variable rate asset backed certificates                  218,884,515          175,000,000
      Note payable to affiliate                                                 73,653,000           70,131,000
      Other borrowings                                                          37,200,000           25,900,000
      Due to factoring clients                                                 176,529,296          191,488,668
      Other liabilities                                                          6,539,718            4,648,892
                                                                        -------------------   ------------------
        Total liabilities                                                     $516,783,780         $468,478,864
                                                                        ===================   ==================

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' EQUITY
      Common stock, $0.01 par value, 25,000,000
       shares authorized; 12,300,000 issued and
       outstanding at 6/30/97 and 12/31/96                                         123,000              123,000
      Additional paid-in capital                                                27,151,932           27,151,932
      Retained earnings                                                         40,273,077           34,813,527
                                                                        -------------------   ------------------
        Total stockholders' equity                                              67,548,009           62,088,459
                                                                        -------------------   ------------------
    TOTAL                                                                     $584,331,789         $530,567,323
                                                                        ===================   ==================

          See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                  June 30,

                                                         1997                 1996                 1997                1996
                                                    ----------------    -----------------    -----------------    ----------------
REVENUES
Factoring fees                                          $ 7,053,027          $ 6,118,784         $ 13,877,404        $ 11,643,233
Interest income                                          10,836,702            8,359,757           20,230,857          16,015,455
Letter of credit and other fees                           1,118,953              852,595            2,071,389           1,524,805
Other                                                       603,161              357,699            1,027,963             648 742
                                                    ----------------    -----------------    -----------------    ----------------
Total revenues                                           19,611,843           15,688,835           37,207,613          29,832,235

EXPENSES
Interest expense                                          4,704,882            3,920,749            8,553,259           7,061,860
Interest expense to affiliates                            1,337,795            1,003,465            2,803,520           2,418,662
Salaries and benefits                                     4,666,900            3,411,341            9,172,244           6,662,178
Provision for credit losses                                 800,000            1,000,000            2,200,000           2,100,000
Occupancy and other office expenses                       1,154,809              863,260            2,108,762           1,744,136
Depreciation                                                215,594              154,194              391,357             307,834
Professional fees                                           378,365              269,465              680,254             448,504
Other                                                     1,095,338              766,620            2,110,999           1,590,838
                                                    ----------------    -----------------    -----------------    ----------------
Total expenses                                           14,353,683           11,389,094           28,020,395          22,334,012
                                                    ================    =================    =================    ================


INCOME BEFORE INCOME TAXES                                5,258,160            4,299,741            9,187,218           7,498,223

PROVISION FOR INCOME TAXES                                2,118,554            1,741,625            3,727,668           3,037,063
                                                    ----------------    -----------------    -----------------    ----------------


NET INCOME                                              $ 3,139,606         $  2,558,116          $ 5,459,550        $  4,461,160
                                                    ================    =================    =================    ================

NET INCOME PER SHARE                                    $      0.26         $       0.26          $      0.44        $       0.45
                                                    ================    =================    =================    ================




          See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                             Six Months Ended June 30,
                                                                                             1997                1996
                                                                                      ----------------     ----------------
OPERATING ACTIVITIES:
Net income                                                                               $ 5,459,550         $  4,461,160
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation                                                                                 391,357              307,834
Deferred income taxes                                                                       (609,853)             (89,129)
Provision for credit losses                                                                2,200,000            2,100,000
Increase in restricted cash                                                               (1,567,500)            (375,000)
Loss on sale of assets                                                                             -               11,405
Due to affiliates                                                                          2,666,947           (3,354,770)
Other assets                                                                                (445,447)            (759,079)
Other liabilities                                                                          1,890,826              447,721
                                                                                      ----------------     ----------------
Net cash provided by operating activities                                                  9,985,880            2,750,142
                                                                                      ----------------     ----------------

INVESTING ACTIVITIES:
Loan to clients, net                                                                     (21,273,833)           4,998,592
Increase in asset based loans                                                            (17,342,625)          (6,072,733)
Net increase in factoring accounts receivable,
net of due to factoring clients                                                          (39,669,362)         (55,725,875)
Sales of participations                                                                   16,825,635            3,312,828
Payments on participations                                                                (3,215,066)          (1,851,214)
Purchase of property and equipment                                                        (1,442,983)            (259,548)
Disposal of property and equipment                                                                 -                9,560
                                                                                      ----------------     ----------------
Net cash used in investing activities                                                    (66,118,234)         (55,588,390)
                                                                                      ----------------     ----------------

FINANCING ACTIVITIES:
Issuance of Senior Certificates                                                           43,884,515                    -
Restricted proceeds from Senior Certificates                                                       -           10,000,000
Proceeds from borrowing                                                                   91,036,000           72,543,000
Payments on borrowing                                                                    (76,214,000)         (34,348,000)
Payments of deferred financing costs                                                        (703,343)            (652,622)
Amortization of deferred costs                                                               464,590              367,169
                                                                                      ----------------     ----------------
Net cash provided by financing activities                                                 58,467,762           47,909,547
                                                                                      ----------------     ----------------

NET INCREASE (DECREASE) IN CASH                                                            2,335,408           (4,928,701)
CASH, BEGINNING OF PERIOD                                                                 28,101,237           20,326,814
                                                                                      ----------------     ----------------

CASH, END OF PERIOD                                                                     $ 30,436,645         $ 15,398,113
                                                                                      ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest                                                              $ 10,788,348         $  8,728,962
                                                                                      ================     ================
Cash payments for income taxes                                                          $          0         $  6,025,000
                                                                                      ================     ================

          See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 1: GENERAL
----------------

The accompanying unaudited consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") have been prepared on a consistent basis in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (principally consisting of normal, recurring accruals) necessary to present fairly the financial condition of the Company as of June 30, 1997 and December 31, 1996, the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. All significant inter-company transactions and balances have been eliminated. The statements are unaudited except for the Consolidated Statements of Condition as of December 31, 1996.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 2 to the Consolidated Financial Statements appearing in the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

NOTE 2: RECEIVABLES
-------------------

Receivables consist of the following:

                                            June 30,         December 31,
                                              1997               1996
                                              ----               ----

Nonrecourse                               $267,905,556      $ 269,812,980
Recourse                                   169,587,870        157,178,312
                                       ----------------     --------------
Factored accounts receivables              437,493,426        426,991,292
Loans to factoring clients                  48,044,902         27,966,757
Asset based loans                           53,362,168         36,019,543
                                       ----------------     --------------
                                          $538,900,496      $ 490,977,592
                                       ================     ==============


The Company also makes advances to factoring clients. Such advance payments, which are interest earning, are recorded as reductions to the amounts due to the factoring clients for the purchase of receivables. Average funds employed (receivables less amounts due to factoring clients) were $332.6 million and $286.2 million at June 30, 1997 and December 31, 1996, respectively.

Changes in the Company's allowance for credit losses were as follows:

                                                           Six Months Ended                                 Year Ended
                                           -----------------------------------------------------   ------------------------------
                                                               % of                       % of                           % of
                                             June 30,        Factored      June 30,     Factored    December 31,        Factored
                                               1997            Sales         1996         Sales         1996              Sales
                                           -------------     --------   -------------   --------    -------------       --------
Beginning balance                          $  2,993,534                 $   2,980,778               $   2,980,778

Allowance related to acquisition of
TempFunds America, Inc                                                                                    100,000

Provision for credit losses                   2,200,000       .15           2,100,000       .18         3,750,000         .14

Charge-offs                                  (2,256,698)      .15          (2,547,855)      .22        (4,402,745)        .17
Recoveries                                      308,655       .02             270,004       .03           565,501         .02
                                        -----------------              ----------------             ---------------
Net charge-offs                              (1,948,043)      .13          (2,277,851)      .19        (3,837,244)        .14
                                        -----------------     ---      ----------------     ---     ---------------       ---

Ending balance                               $3,245,491                    $2,802,927                $  2,993,534
                                        =================              ================             ===============


The Company specifically considered approximately $973,000 and $660,000 of its client advances impaired at June 30, 1997 and December 31, 1996, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods was $190,000 and approximately $30,000, respectively.

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

Historically, the provision for credit losses as a percentage of factored sales and net charge-offs as a percentage of factored sales ranged from 0.11% to 0.30% and 0.05% to 0.30%, respectively. The provision for credit losses as a percentage of factored sales decreased from 0.18% for the six months ended June 30, 1996 to 0.15% for the six months ended June 30, 1997. Net charge-offs as a percentage of factored sales also decreased from 0.19% to 0.13% for the same six month periods, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge-offs.

NOTE 3: BORROWINGS
------------------

Borrowings are summarized as follows:

                                                                               June 30,            December 31,
                                                                                 1997                  1996
                                                                       -------------------     -----------------
Variable rate asset backed certificates due 1999 through 2001                $218,884,515          $175,000,000
Variable rate revolving credit line due on demand                              73,653,000            70,131,000
Variable rate revolver loan due 1999                                           27,200,000            15,900,000
7.95% subordinated notes due 2001                                              10,000,000            10,000,000
                                                                       -------------------     -----------------

Total borrowings                                                             $329,737,515         $ 271,031,000
                                                                       ===================     =================



NOTE 4:  SUBSEQUENT EVENT
-------------------------

On August 12, 1997, Capital Bancorp ("Bancorp") entered into an Agreement and Plan of Merger (the "Agreement") with Union Planters Corporation ("UPC"). Under the Agreement, each share of common stock of Bancorp will be exchanged for .8525 share of UPC common stock. The Agreement is subject to due diligence, regulatory approval, approval by BanCorp's shareholders and the satisfaction of certain normal contractual closing conditions.

ITEM 2

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

On August 12, 1997, Capital Bancorp ("Bancorp") entered into an Agreement and Plan of Merger (the "Agreement") with Union Planters Corporation ("UPC"). Under the Agreement, each share of common stock of Bancorp will be exchanged for .8525 share of UPC common stock. The Agreement is subject to due diligence, regulatory approval, approval by Bancorp's shareholders and the satisfaction of certain normal contractual conditions.

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

The Company operates through four regional offices, and in January 1997, it opened an office in Atlanta which specializes in asset-based loans. In May 1997, the Company's corporate headquarters and the Florida regional office re-located to leased office space in Boca Raton. The Company's operations center remains in Fort Lauderdale. The Company currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At June 30, 1997, the largest amount due from any one customer, a national department store chain, was approximately $25.9 million.

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

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the six months ended June 30, 1997 and June 30, 1996:

                                                                                 As of June 30,
                                                                      ----------------------------------
                                                                             1997                1996
                                                                             ----                ----
                                                                      (Unaudited, Dollars in Thousands)

Provision for credit losses                                                 $2,200               $2,100
Charge-offs net of recoveries                                                1,948                2,278
Allowance for credit losses-specific                                           672                  646
Allowance for credit losses-general                                          2,573                2,157
                                                                      -------------       --------------

Total allowance for credit losses                                           $3,245               $2,803
Accounts receivable turnover in days                                            54                   51
Accounts receivable past due more
  than 60 days as a percentage of factored receivables                        8.88%               10.47%
Accounts receivable past due more
  than 90 days as a percentage of factored receivables                        5.45%                9.08%
Credit-approved accounts receivable past due more
  than 60 days as a percentage of credit approved
  receivables (1)                                                             3.77%                7.77%
Credit-approved accounts receivable past due more
  than 90 days as a percentage of credit approved
  receivables (1)                                                             1.77%                4.85%
Net charge-offs to factored sales                                             0.13%                0.19%
Average receivables                                                       $513,811             $385,911
Provision for credit losses as a
  percentage of factored sales                                                0.15%                0.18%
Provision for credit losses as a
  percentage of average receivables                                           0.86% (6)            1.08% (6)
Net charge-offs as a percentage of
  average receivables                                                         0.76% (6)            1.18% (6)
Non-accruing advances                                                         $973                $ 766
Non-accruing advances as a percentage
  of receivables                                                              0.18%                0.18%
Average funds employed (2)                                                $332,600             $258,400
Provision for credit losses as a percentage of average
funds employed (2) (3)                                                        1.32% (6)            1.63% (6)
Net charge-offs as a percentage of
  average funds employed (2) (4)                                              1.17% (6)            1.76% (6)
Non-accruing advances as a percentage
  of funds employed (2) (5)                                                   0.27%                0.27%


(1) Management considers the aging of credit-approved receivables a more meaningful measure of exposure to credit risk than the aging of total receivables. The Company guarantees payment of receivables which it credit approves if the receivable was not paid based solely on the customers financial inability to pay.
(2) Funds employed are receivables less amounts due to factoring clients.
(3) Computed by dividing provision for credit losses by average funds employed for each period presented. The provision for credit losses as a percentage of average funds advanced for each of the periods presented was lower than the provision for credit losses as a percentage of average funds employed.
(4) Computed by dividing net charge-offs by average funds employed for each period presented. Net charge-offs as a percentage of average advances for each of the periods presented was lower than net charge-offs as a percentage of average funds employed.
(5) Computed by dividing non-accruing advances by funds employed at the end of each respective period indicated. Non-accruing advances as a percentage of advances during each period presented was lower than non-accruing advances as a percentage of funds employed.
(6) Computed on an annualized basis.

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

The provision for credit losses as a percentage of factored sales decreased from 0.18% for the six months ended June 30, 1996 to 0.15% for the six months ended June 30, 1997. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed decreased from 1.08% and 1.63%, respectively, for the six months ended June 30, 1996, to 0.86% and 1.32%, respectively, for the six months ended June 30, 1997, reflecting a lower net charge-off rate.

Net charge-offs as a percentage of factored sales decreased from 0.19% for the period ended June 30, 1996 to 0.13% for the period ended June 30, 1997. Charge offs consisted primarily of $1,150,000 written off in the six month period due to a client's bankruptcy filing during the first quarter, and $1,037,000 in customer bad debts. In 1996, the Company charged off $1.1 million in customer bad debts, including a charge-off of $600,000 related to the bankruptcy of a large Northeastern regional chain store customer. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed decreased 0.42% and 0.59%, respectively, for the six months ended June 30, 1997 as compared to the same period in 1996 due primarily to the $600,000 charge-off described above. Net charge-offs as a percentage of factored sales ranged from 0.05% to 0.30% in the 1992-1996 period.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and at June 30, 1997 and 1996, were 0.27%. Non-accruing advances as a percentage of receivables was 0.18% at June 30, 1996 and 1997, respectively. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and credit-approved accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 3.77% and 1.57%, respectively, at June 30, 1997 as compared to 7.77% and 4.85%, respectively, at June 30, 1996. Accounts receivable past due more than 60 days as a percentage of total factored receivables and accounts receivable past due more than 90 days as a percentage of total factored receivables equaled 8.88% and 5.45%, respectively, for the six month period ended June 30, 1997 as compared to 10.47% and 9.08%, respectively, for the six month period ended June 30, 1996.


Financial Condition - June 30, 1997 as compared to December 31, 1996

Total assets increased to $584.3 million at June 30, 1997 from $530.6 million at December 31, 1996. The $53.7 million increase was due primarily to a $47.5 million dollar increase in net receivables.

Factored accounts receivables increased $10.5 million primarily as a result of increased factored sales. The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. Asset based loans, which represent loans provided to clients principally collateralized by accounts receivable, increased $17.3 million from $36.0 million at December 31, 1996 to $53.4 million at June 30, 1997.

The increase in assets was principally funded by an increase in the debt outstanding under the Company's variable rate asset backed certificates, the Securitized Financings and its $40 million revolving credit facility with an unaffiliated bank. Outstanding debt under the Securitized Financings increased to $218.9 million at June 30, 1997 from $175.0 million at December 31, 1996 due to the Company's issuance of a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates"). Unlike the previously issued certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50%, 6.44% and 7.18%, respectively, at June 30, 1997. (See Liquidity and Capital Resources). At June 30, 1997 and December 31, 1996, the Company had $27.2 million and $15.9 million, respectively, outstanding under its $40 million facility, which bears interest at LIBOR plus 2.15%. This increase in debt was collateralized by increased asset-based loans and healthcare receivables.

Stockholders' equity increased approximately $5.5 million during the first six months of 1997 as a result of net income earned by the Company.


Results of Operations - Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.

Net income increased 22.7% to approximately $3.1 million for the three month period ended June 30, 1997 from approximately $2.6 million for the comparable period in 1996 due to an increase in operating revenues and a decrease in the provision for credit losses. Operating revenues increased from approximately $10.8 million for the three month period ended June 30, 1996 to approximately $13.6 million for the comparable period in 1997, a 26.1% increase. These increases were primarily a result of a 21.4% increase in the Company's factored sales volume from $614.6 million to $746.2 million for the three month period ended June 30, 1996 and June 30, 1997, respectively, and the resulting increase in interest income and factoring fees. The factored sales volume increases were attributable to continued growth of the Company's four regional factoring offices.

Factoring fee income increased to approximately $7.1 million for the three month period ended June 30, 1997 as compared to approximately $6.1 million for the three month period ended June 30, 1996. Factoring fee income as a percentage of factored sales for the three month periods decreased from 1.00% in 1996 to .95% in 1997. This decline was the result of lower factoring fees charged to high volume clients. The Company typically receives lower factoring fees from high volume clients because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by the Company and because there is increased competition for such clients' business.

Net interest income (interest income less interest expense) increased to approximately $4.8 million for the three months ended June 30, 1997 from approximately $3.4 million for the comparable period in 1996, a 39.5% increase, principally as a result of the $17.6 million of net proceeds raised by the Company's issuance of common stock in July 1996 and an increase of $74.2 million in average outstanding funds employed for the three months ended June 30, 1997 as compared to the same period in the prior year. Net interest income was also favorably impacted by continued interest expense reductions achieved through the use of financing programs with lower interest rates. On April 30, 1997, the Company issued the Variable Funding Certificates which provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. This fourth series of variable rate asset backed certificates includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. Approximately $41.8 million and $2.1 million, respectively, were outstanding at June 30, 1997 bearing interest at LIBOR plus 0.75% and 1.50%, respectively, (6.44% and 7.19%, respectively, at June 30, 1997). The Company entered into a $40,000,000 revolving loan agreement bearing interest at LIBOR plus 2.15% in April 1995 with an unaffiliated bank. Average borrowings from the revolving loan during the three month period ended June 30, 1997 equaled approximately $26.3 million and had an effective interest rate of 8.1% for the three month period. Additionally, the Company, through its wholly-owned subsidiary, CF One, issued $10,000,000 in subordinated notes in May 1996, bearing a fixed annual interest rate of 7.95%. The funds raised through the above transactions were used to reduce higher interest debt (8.5% at June 30, 1997) outstanding under the debt facility with Capital Bank.

Letter of credit and other fee income increased to approximately $1,119,000 for the three months ended June 30, 1997 from $853,000 for the three months ended June 30, 1996, a 31.2% increase. Letter of credit fees increased approximately 31.5% or $101,000 during the three month period while other fee income increased by approximately $165,000 due to the increased, over advance fees, factoring volume and asset based lending activities.

The provision for credit losses decreased to $800,000 for the three months ended June 30, 1997 from $1,000,000 for the three months ended June 30, 1996. Provisions for credit losses as a percentage of factored sales decreased to 0.11% for the three months ended June 30, 1997 as compared to 0.16% for the comparable period in 1996, reflecting a lower net charge-off rate (see "Monitoring Asset Quality and Credit Losses").

Operating expenses increased from $5,465,000 to $7,511,000 for the three month period ended June 30, 1997 as compared to the three months ended June 30, 1996. This $2.0 million or 37.4% increase is primarily the result of the move of the corporate headquarters to Boca Raton, expansion in the regional offices and the healthcare division, start-up costs in the Atlanta office, expenses related to Capital TempFunds, Inc., which was acquired in August 1996 and compensation expense related to the compensatory nature of the Company's stock option plan.


Results of Operations - Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

Net income increased 22.4% to approximately $5.5 million for the six months ended June 30, 1997 from approximately $4.5 million for the comparable period in 1996 due primarily to an increase in operating revenues. Operating revenues (total revenues less interest expense) increased from approximately $20.4 million for the six month period ended June 30, 1996 to approximately $25.9 million for the comparable period in 1997, a 27% increase. These increases were primarily a result of a 25.3% increase in the Company's factored sales volume from $1,178.6 million to $1,476.4 million for the six month period ended June 30, 1996 and June 30, 1997, respectively, and the resulting increase in interest income and factoring fees. The factored sales volume increases were attributable to continued growth of the Company's client base, in all four regional offices.

Factoring fee income increased to approximately $13.9 million for the six month period ended June 30, 1997 as compared to approximately $11.6 million for the six month period ended June 30, 1996 as a result of a 25.3% increase in factored sales. Factoring fee income as a percentage of factored sales for the six month periods decreased from .99% in 1996 to 0.94% in 1997. This decrease was due to lower factoring commission rates charged due to competitive pricing on larger clients.

Net interest income (interest income less interest expense) increased to approximately $8.9 million for the six months ended June 30, 1997 from approximately $6.5 million for the comparable period in 1996, a 35.8% increase. The increase is principally a result of the $17.6 million of net proceeds raised by the Company's issuance of common stock in July 1996 and the issuance of a fourth series of variable rate asset-backed certificates on April 30, 1997 of which approximately $41.8 million of the senior Variable Funding Certificates and $2.1 million of the senior subordinated Variable Funding Certificates were outstanding at June 30, 1997 bearing interest at LIBOR plus 0.75% and LIBOR plus 1.50% respectively, (6.44% and 7.19%, respectively, at June 30, 1997). The proceeds from both transaction were used to reduce the debt outstanding under a debt facility with Capital Bank. The interest rate on this facility was 8.5% at June 30, 1997. Additionally, the Company entered into a $40.0 million revolving loan agreement bearing interest at LIBOR plus 2.15% in April 1996 with an unaffiliated bank. Average borrowings from the revolving loan during the six month period ended June 30, 1997 equaled approximately $21.7 million and had an effective interest rate of 8.03% for the six month period. Interest income also increased due to an increase of $74.2 million in average outstanding funds employed for six months ended June 30, 1997 as compared to the same period in the prior year.

Letter of credit and other fee income increased to approximately $2,071,000 for the six months ended June 30, 1997 from $1,525,000 for the six months ended June 30, 1996, a 35.8% increase. Letter of credit fees increased approximately 41.1% or $235,000 and overadvance fees increased 125.4% or $227,000 during the six month period. Overadvances represent loans to clients in excess of the factored accounts receivable, substantially all of which are collateralized by assets other than receivables. Other fee income, such as wire and audit fees, increased by approximately $84,000 due to the increased factoring volume and asset-based lending activities.

The provision for credit losses equaled $2.2 million for the six month period ended June 30, 1997 and $2.1 million for the six month period ended June 30, 1996. Of the year to date provision, $1,150,000 related to amounts charged-off and reserves established due to a client's bankruptcy filing during the first quarter. The remainder of the 1997 provision relates primarily to customer accounts receivable, with net charge-offs of $1.0 million compared to $1.9 million in the second quarter of 1996. Provisions for credit losses as a percentage of factored sales decreased to 0.15% for the six month period ended June 30, 1997 as compared to 0.18% for the comparable period in 1996, reflecting a slightly lower net charge-off rate for the quarter (see "Monitoring Asset Quality and Credit Losses").

Operating expenses increased from $10.8 million to $14.5 million for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996. This $3.7 million or 34.5% increase is primarily the result of the move of the Company's corporate headquarters to Boca Raton, expansion in the regional offices and the healthcare division, start-up costs in the Atlanta office, expenses related to Capital TempFunds, Inc. which was acquired in August 1996 and compensation expense related to the compensatory nature of the Company's stock option plan.

Liquidity and Capital Resources

The Company's principal source of funding is its asset securitization program, the Securitized Financings. This funding is supplemented by the Company's line of credit with the Bank and a revolving credit facility with an unaffiliated bank.

Through March 31, 1997, the trust created in connection with the Securitized Financings (the "Trust") had issued three series of asset-backed certificates (each, a "Certificate") aggregating $175 million, including $100 million in June 1994, $25 million in December 1994 and $50 million in July 1995. All of the Certificates were issued to life insurance companies. Initially, the Certificates were rated "AA" by Duff & Phelps Credit Rating Company and "A" by Fitch Investors Services, Inc. Approximately one year after its initial rating, Fitch Investor Services, Inc. upgraded its rating of the Certificates to "AA". The scheduled maturity date of the Certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively. The Certificates issued under each series bear interest at LIBOR plus 1.25% (6.94% at June 30, 1997, excluding annualized transaction costs of 0.37%). Interest is payable monthly. However, an early amortization event will occur if the Company fails to satisfy certain financial covenants. The principal financial covenants contained in the Securitized Financing agreements that the Company must satisfy include, (i) consolidated net worth in excess of $18.5 million, (ii) tangible equity ratio of at least 6% (iii) accounts receivable non-payment percentage of no more than 18%, (iv) 60-day accounts receivable percentage of no more than 10% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (vi) weighted average factoring fee of at least 0.75%, (vii) weighted average accounts receivable turnover of less than 70 days, (viii) accounts receivable dilution of no more than 11%, (ix) accounts receivable payment ratio for three consecutive periods of more than 40%, (x) aggregate amount of subordinated certificates of no more than 25% of senior certificates, (xi) subordinated certificates equal to or greater than 7% of total certificates and (xii) value of accounts receivable transferred to the Trust, of no less than 135% of aggregate certificates. In addition, there are other covenants relating to the collateral, including required capital levels, maximum dilution and delinquency ratios and minimum subordination levels. The Company is in material compliance with these and all other covenants contained in the Securitized Financing agreements. The Company may continue to use the Securitized Financings for funding, provided eligible advances are available for transfer to the Trust.

On April 30, 1997 the Trust issued a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates") in connection with the Securitized Financings. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Certificates were rated "AAA" and "A", respectively by Duff & Phelps Credit Rating Company and "AA" and "BBB", respectively by Fitch Investors Services Inc. Approximately $41.8 million and $2.1 million, respectively, were funded at June 30, 1997. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% (6.44% and 7.19%, respectively, at June 30, 1997). In connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust. The Securitized Financings permit future purchases to the extent that the Company generates eligible Advances. Generally, all of the client advances made by the Company, with the exception of these made by its healthcare division, as well as certain asset-based loans, are eligible for transfer to the Trust. As of June 30, 1997, the Company had transferred to the Trust client advances aggregating nearly $299.6 million.

In connection with this transaction, the Company formed a new wholly-owned subsidiary, CF Investor Corp. CF Investor Corp., through a limited liability corporation, CF Two, LLC., acquired the junior subordinated certificate issued by the Trust.

In March 1996, the Company entered into a $40.0 million revolving credit facility with an unaffiliated bank which was closed in April 1996. The indebtedness under this facility is secured by advances not transferred to the Trust or eligible for transfer to the Trust, most of which were made by the Company's healthcare division or were asset-based loans, as well as all of the equipment used by the Company in its operations. In order for this facility to be fully funded, the Company would have to pledge an amount in excess of $57 million in advances. The indebtedness under this facility may not exceed 70% of the value of the advances pledged by the Company as collateral for such indebtedness. At June 30, 1997, the Company had outstanding borrowings of $27.2 million. The indebtedness under this revolving facility bears interest at a rate of LIBOR plus 2.15% (7.84% at June 30, 1997), payable monthly. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one year periods unless the Company or the lender terminates it. This facility contains certain financial covenants and ratios, including those relating to the Company's debt to net worth (no less than 1 to 1), profitability ($5.2 million of annual consolidated net income) and positive net cash flows (more than $1 per quarter). Funds borrowed under this facility were used by the Company to pay down indebtedness under the Company's line of credit with the Bank, and to fund certain of the Company's healthcare financing activities and asset-based lending activities.

The Company also has a $150.0 million unsecured revolving line of credit with Capital Bank, pursuant to which the Company had outstanding borrowings of approximately $73.7 million at June 30, 1997. Amounts borrowed under this facility are subject to the Bank's overall statutory limitation on investments in and advances to subsidiaries of 10% of assets.

Based on the statutory limitation, the maximum amount which could be outstanding under this line was approximately $132.2 million at June 30, 1997. Indebtedness under this facility bears interest at the prime rate, as published in The Wall Street Journal (8.5% at June 30, 1997), is subject to annual review by the Bank each June and is due on demand. The Facility has been in place since 1985 and historically has been renewed for one-year periods in June of each year. Interest is payable monthly. The Company generally has used the Facility with the Bank to make advances to its clients.

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

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $538.9 million of customer accounts receivable outstanding at June 30, 1997, approximately $270.4 million of customer receivables balances exceeded $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At June 30, 1997, the largest amount due from any one customer, a national chain store, was approximately $25.9 million. In addition, the Company's accounts receivable turned over in an average of 54 days and 51 days during the six months ended June 30, 1997 and 1996, respectively.

The Company had no material commitments for capital expenditures as of June 30, 1997. Management believes that it has the corporate infrastructure in place to support its earnings growth for the foreseeable future. Management also believes that funds available under the Company's current credit facilities (assuming such facilities are renewed or replaced with similar facilities) and cash flow from operations will be sufficient to satisfy the Company's working capital requirements for the next 12 months.

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," is effective for financial statements issued for periods ending after December 15, 1997. This statement requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Adoption of this statement is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of this statement is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public companies report selected information about operating segments. Adoption of this statement is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

Effects of Inflation

The Company believes that inflation has not had a material impact on its results of operations.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company

From time to time, the Company has been a party to lawsuits and claims, including lender liability claims, which management considers incidental to normal operations. The Company was a party to one lawsuit that was dismissed after trial. The plaintiff appealed the dismissal. The Court of Appeals affirmed the dismissal and the Company awaits the finality of this judgment.

Bancorp and Capital Bank Regulatory Matters

On June 16, 1997, the Comptroller (the "Comptroller") of the State of Florida issued an order denying the application filed by Daniel Holtz, Chairman of the Board, Chief Executive Officer and President of Bancorp, Fana Holtz, the Vice-Chairman of the Board, and Javier Holtz, an executive officer of Bancorp, to acquire and/or maintain a controlling interest in Capital Bank through their ownership and control of Bancorp. The Comptroller requires that, within 90 days, the Applicants reduce their ownership of Bancorp below 25% in the aggregate, or 10% in the aggregate if any one of the Applicants remains as a officer of the Bank. The Applicants beneficially owned approximately 46.4% of Bancorp Common Stock at June 30, 1997. The Comptroller also requires that the Applicants "take into appropriate consideration the ownership interest of Abel Holtz" in determining their aggregate ownership position. Abel Holtz, the former Chairman of the Board, Chief Executive Officer and President of Bancorp, is the husband of Fana Holtz and father of Daniel and Javier Holtz. At June 30, 1997, Abel Holtz beneficially owned approximately 8.9% of Bancorp Common Stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 1997 Annual Meeting of Shareholders on May 23, 1997 (the "Annual Meeting"), at which all of the Company's ten directors were reelected. The following sets forth the voting results with respect to each nominee for director, including votes cast for the nominee and the votes withheld:

      Nominee                    Votes For                Votes Withheld

Stephen N. Ashman                12,090,832                       200
Ronald S. Chase                  12,091,032                         0
Cynthia R. Cohen                 12,090,682                       350
Norman G. Einspruch              12,091,032                         0
Daniel M. Holtz                  12,091,032                         0
Javier J. Holtz                  12,091,032                         0
John W. Kiefer                   12,091,032                         0
Jack D. Listanowsky              11,679,132                   411,900
Harold L. Oshry                  12,091,032                         0
Bruce S. Raiffe                  11,679,132                   411,900

In addition, at the Annual Meeting, the shareholders voted in favor of (i) the proposal to approve the Capital Factors Holding, Inc. Stock Option Plan, as amended (the "Plan"), and (ii) the proposal to approve the material terms of the performance goals (the "Goals") relating to the incentive compensation and deferred compensation provisions set forth in the Employment Agreement between the Company and John W. Kiefer, Chief Executive Officer and President of the Company. Voting on the Plan was 11,018,006 votes for and 413,500 votes against, with 1,500 votes abstaining and 657,726 broker non-votes. Voting on the Goals was 11,231,165 votes for and 202,341 votes against, with 1,500 votes abstaining and 655,726 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 10.1 - Series 1997-1 Supplement, dated as of April 1, 1997, to Capital Factors Financing Trust Pooling and Servicing Agreement dated as of June 1, 1994

           Exhibit 11.1 - Statement re: Calculation of Earnings Per Share

           Exhibit 27.1 - Financial Data Schedule

     (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1997                             By: /s/ Dennis A. McDermott
                                                      ------------------------
                                                      DENNIS A. MCDERMOTT
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)