Form 10-Q
period 1997-09-30
CAPITAL FACTORS HOLDINGS INC
filed 1997-11-14
CIK 1013836

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period ended September 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file no.  0-20863

                         CAPITAL FACTORS HOLDING, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


           FLORIDA                                       65-0500757
(State or other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                      Identification Number)


        120 EAST PALMETTO PARK ROAD, SUITE 500, BOCA RATON, FLORIDA   33432
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

                               X      Yes           No
                           ----------     ---------

As of November 12, 1997 there were 12,303,850 shares of the registrant's Common Stock outstanding.


===============================================================================

ITEM 1.

                          PART I. FINANCIAL INFORMATION
                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                 September 30,          December 31,
                                                                                     1997                   1996
                                                                                 -------------         -------------
                                                                                  (Unaudited)
ASSETS
  Cash                                                                           $  33,536,885         $  28,101,237
  Restricted cash                                                                   10,134,375             6,562,500
  Receivables                                                                      686,978,558           490,977,592
    Unearned discounts                                                              (3,674,978)           (2,436,301)
    Allowance for credit losses                                                     (4,128,404)           (2,993,534)
                                                                                 -------------         -------------
  Receivables, net                                                                 679,175,176           485,547,757
  Property and equipment, net                                                        4,394,122             3,095,157
  Other assets                                                                       8,856,901             7,260,672
                                                                                 -------------         -------------
TOTAL                                                                            $ 736,097,459         $ 530,567,323
                                                                                 =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Due to affiliates                                                              $   7,127,135         $   1,310,304
  Capital Factors variable rate asset backed certificates                          275,000,000           175,000,000
  Note payable to affiliate                                                         93,034,000            70,131,000
  Other borrowings                                                                  46,498,095            25,900,000
  Due to factoring clients                                                         235,797,961           191,488,668
  Other liabilities                                                                  7,414,820             4,648,892
                                                                                 -------------         -------------
    Total liabilities                                                            $ 664,872,011         $ 468,478,864
                                                                                 =============         =============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 25,000,000 shares authorized; 12,303,400 issued and outstanding at 9/30/97 and 12,300,000
   issued and outstanding at 12/31/96                                                  123,034               123,000
  Additional paid-in capital                                                        27,180,798            27,151,932
  Retained earnings                                                                 43,921,616            34,813,527
                                                                                 -------------         -------------
    Total stockholders' equity                                                      71,225,448            62,088,459
                                                                                 =============         =============
TOTAL                                                                            $ 736,097,459         $ 530,567,323
                                                                                 =============         =============


          See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                               1997               1996              1997                 1996
                                           -----------        -----------        -----------        -----------
REVENUES
Factoring fees                             $ 8,115,212        $ 6,898,155        $21,992,616        $18,541,388
Interest income                             12,860,812          9,445,097         33,091,669         25,460,552
Letter of credit and other fees              1,174,737            871,416          3,246,126          2,396,221
Other                                          578,916            430,418          1,606,879          1,079,160
                                           -----------        -----------        -----------        -----------
Total revenues                              22,729,677         17,645,086         59,937,290         47,477,321

EXPENSES

Interest expense                             5,269,495          4,099,800         13,822,754         11,161,660
Interest expense to affiliates               2,183,375          1,176,177          4,986,895          3,594,839
Salaries and benefits                        4,691,363          3,669,812         13,863,607         10,331,990
Provision for credit losses                  1,600,000            700,000          3,800,000          2,800,000
Occupancy and other office expenses          1,255,654            963,707          3,364,416          2,707,843
Depreciation                                   249,456            167,895            640,813            475,729
Professional fees                              333,690            230,681          1,013,944            679,185
Other                                        1,026,032            902,611          3,137,031          2,493,449
                                           -----------        -----------        -----------        -----------
Total expenses                              16,609,065         11,910,683         44,629,460         34,244,695
                                           -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                   6,120,612          5,734,403         15,307,830         13,232,626

PROVISION FOR INCOME TAXES                   2,472,073          2,463,001          6,199,741          5,500,064
                                           -----------        -----------        -----------        -----------

NET INCOME                                 $ 3,648,539        $ 3,271,402        $ 9,108,089        $ 7,732,562
                                           ===========        ===========        ===========        ===========

NET INCOME PER SHARE                       $      0.30        $      0.28        $      0.74        $      0.73
                                           ===========        ===========        ===========        ===========




          See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                          Nine Months Ended September 30,
                                                           1997                 1996
                                                      -------------         -------------
OPERATING ACTIVITIES:
Net income                                            $   9,108,089         $   7,732,562
Adjustments to reconcile net income to net
  cash provided by operating activities
Depreciation                                                640,813               475,729
Deferred income taxes                                    (1,007,084)              (90,636)
Provision for credit losses                               3,800,000             2,800,000
Increase in restricted cash                              (3,571,875)             (375,000)
Loss on sale of assets                                           --                14,495
Due to affiliates                                         5,816,831            (1,075,438)
Other assets                                               (429,230)           (2,400,697)
Other liabilities                                         2,765,928             1,218,717
                                                      -------------         -------------
Net cash provided by operating activities                17,123,472             8,299,732
                                                      -------------         -------------
INVESTING ACTIVITIES:
Loan to clients, net                                    (26,283,717)            6,138,818
Increase in asset based loans                           (43,069,829)          (13,851,998)
Net increase in factoring accounts receivable,
 net of due to factoring clients                       (101,697,677)          (85,617,953)
Sales of participations                                  22,353,358             5,236,296
Payments on participations                               (4,420,261)           (2,741,606)
Purchase of property and equipment                       (1,886,550)             (347,223)
Disposal of property and equipment                           26,322                25,033
                                                      -------------         -------------
Net cash used in investing activities                  (154,978,354)          (91,158,633)
                                                      -------------         -------------

FINANCING ACTIVITIES:
Issuance of Senior Certificates                         100,000,000                    --
Restricted proceeds from Senior Certificates                     --            10,000,000
Net proceeds from sale of Common Stock                           --            17,646,203
Proceeds from exercise of stock options                      28,900
Proceeds from borrowing                                 129,235,095           119,863,000
Payments on borrowing                                   (85,734,000)          (56,307,000)
Payments of deferred financing costs                       (972,230)             (857,985)
Amortization of deferred costs                              732,765               585,546
                                                      -------------         -------------
Net cash provided by financing activities               143,290,530            90,929,764
                                                      -------------         -------------

NET INCREASE IN CASH                                      5,435,648             8,070,863
CASH, BEGINNING OF PERIOD                                28,101,237            20,326,814
                                                      -------------         -------------

CASH, END OF PERIOD                                   $  33,536,885         $  28,397,677
                                                      =============         =============
SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest                            $  17,584,735         $  13,572,703
                                                      =============         =============
Cash payments for income taxes                        $      61,103         $       3,142
                                                      =============         =============





          See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") have been prepared on a consistent basis in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (principally consisting of normal, recurring accruals) necessary to present fairly the financial condition of the Company as of September 30, 1997 and December 31, 1996, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. All significant inter-company transactions and balances have been eliminated. The statements are unaudited except for the Consolidated Statements of Condition as of December 31, 1996.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 2 to the Consolidated Financial Statements appearing in the Company's Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," is effective for financial statements issued for periods ending after December 15, 1997. This statement requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.. Management has not evaluated the impact this statement will have on the Company's consolidated financial position

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public companies report selected information about operating segments. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 2: RECEIVABLES

Receivables consist of the following:

                                     September 30,        December 31,
                                         1997                1996
                                     ------------        ------------
Nonrecourse                          $373,909,478        $269,812,980
Recourse                              181,272,572         157,178,312
                                     ------------        ------------
Factored accounts receivables         555,182,050         426,991,292
Loans to factoring clients             52,707,136          27,966,757
Asset based loans                      79,089,372          36,019,543
                                     ------------        ------------
                                     $686,978,558        $490,977,592
                                     ============        ============


The Company also makes advances to factoring clients. Such advance payments, which are interest earning, are recorded as reductions to the amounts due to the factoring clients for the purchase of receivables. Average funds employed (receivables less amounts due to factoring clients) were $362.9 million and $286.2 million at September 30, 1997 and December 31, 1996, respectively.

Changes in the Company's allowance for credit losses were as follows:



                                                      NINE MONTHS ENDED                      YEAR ENDED
                                         -------------------------------------  ------------------------------------
                                                           % of                    % of                      % of
                                          SEPT. 30,      FACTORED   SEPT. 30    FACTORED    DECEMBER 31,    FACTORED
                                            1997          SALES        1996       SALES        1996          SALES
                                         -----------     ------    -----------  -------    -----------      --------
Beginning balance                        $ 2,993,534               $ 2,980,778             $ 2,980,778

Allowance related to acquisition of
TempFunds America, Inc.                                                100,000                 100,000

Provision for credit losses                3,800,000         .16     2,800,000       .15     3,750,000          .14

Charge-offs                               (3,040,780)        .13    (3,381,611)      .18    (4,402,745)         .17
Recoveries                                   375,650         .02       477,674       .03       565,501          .02
                                         -----------               -----------             -----------
Net charge-offs                           (2,665,130)        .11    (2,903,937)      .15    (3,837,244)         .14
                                         -----------        ----   -----------      ----   -----------         ----

Ending balance                           $ 4,128,404               $ 2,976,841             $ 2,993,534
                                         ===========               ===========             ===========


The Company specifically considered approximately $320,000 and $660,000 of its client advances impaired at September 30, 1997 and December 31, 1996, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods was $0 and approximately $30,000, respectively.

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

Historically, the provision for credit losses as a percentage of factored sales and net charge-offs as a percentage of factored sales ranged from 0.11% to 0.30% and 0.05% to 0.30%, respectively. The provision for credit losses as a percentage of factored sales increased to 0.16% for the nine months ended September 30, 1997 from 0.15% for the nine months ended September 30, 1996. Net charge-offs as a percentage of factored sales decreased from 0.15% for the nine months ended September 30, 1996 to 0.11% for the nine months ended September 30, 1997. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge-offs.

NOTE 3:  BORROWINGS

Borrowings are summarized as follows:

                                                                    September 30,        December 31,
                                                                         1997                1996
                                                                     ------------        ------------
Variable rate asset backed certificates due 1999 through 2001        $275,000,000        $175,000,000
Variable rate revolving credit line due on demand                      93,034,000          70,131,000
Variable rate revolver loan due 1999                                   36,498,095          15,900,000
7.95% subordinated notes due 2001                                      10,000,000          10,000,000
                                                                     ------------        ------------
Total borrowings                                                     $414,532,095        $271,031,000
                                                                     ============        ============



NOTE 4:  AGREEMENT AND PLAN OF MERGER

On August 12, 1997, Capital Bancorp ("Bancorp") entered into an Agreement and Plan of Merger (the "Agreement") with Union Planters Corporation ("UPC"). Under the Agreement, each share of common stock of Bancorp will be exchanged for .8525 of a share of UPC common stock. The Agreement is subject to regulatory approval, approval by Bancorp's shareholders and the satisfaction of certain normal contractual closing conditions.

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

On August 12, 1997, Capital Bancorp ("Bancorp") entered into an Agreement and Plan of Merger (the "Agreement") with Union Planters Corporation ("UPC"). Under the Agreement, each share of common stock of Bancorp will be exchanged for .8525 of a share of UPC common stock. The Agreement is subject to regulatory approval, approval by Bancorp's shareholders and the satisfaction of certain normal contractual conditions.

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

The Company operates through four regional offices, and in January 1997, it opened an office in Atlanta which specializes in asset-based loans. In May 1997, the Company's corporate headquarters and the Florida regional office re-located to leased office space in Boca Raton. The Company's operations center remains in Fort Lauderdale. The Company currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At September 30, 1997, the largest amount due from any one customer, a national department store chain, was approximately $31.6 million.

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

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the nine months ended September 30, 1997 and September 30, 1996:

                                                                             As of September 30,
                                                                          1997                  1996
                                                                    --------------         --------------
                                                                    (Unaudited, Dollars in Thousands)
Provision for credit losses                                         $     3,800            $     2,800
Charge-offs net of recoveries                                             2,665                  2,904

Allowance for credit losses-specific                                        626                    461
Allowance for credit losses-general                                       3,502                  2,516
                                                                    --------------         --------------
Total allowance for credit losses                                   $     4,128            $     2,977
Accounts receivable turnover in days                                         54                     51
Accounts receivable past due more
  than 60 days as a percentage of factored receivables                    8.83%                  7.63%
Accounts receivable past due more
  than 90 days as a percentage of factored receivables                    5.60%                  4.80%
Credit-approved accounts receivable past due more
  than 60 days as a percentage of credit approved
  receivables(1)                                                          4.22%                  2.13%
Credit-approved accounts receivable past due more
  than 90 days as a percentage of credit approved
  receivables(1)                                                          1.87%                  1.70%
Net charge-offs to factored sales                                         0.11%                  0.15%
Average receivables                                                 $   549,365            $   411,848
Provision for credit losses as a
  percentage of factored sales                                            0.16%                  0.15%
Provision for credit losses as a
  percentage of average receivables                                       0.92%(6)               0.91%(6)
Net charge-offs as a percentage of
  average receivables                                                     0.65%(6)               0.94%(6)
Non-accruing advances                                              $       320            $       701
Non-accruing advances as a percentage
 of receivables                                                           0.05%                  0.14%
Average funds employed(2)                                           $   362,900            $   274,800
Provision for credit losses as a percentage of average funds
employed(2)(3)                                                            1.40%(6)               1.36%(6)
Net charge-offs as a percentage of
  average funds employed(2) (4)                                           0.98%(6)               1.41%(6)
Non-accruing advances as a percentage
  of funds employed(2)(5)                                                 0.07%                  0.22%(6)




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

The provision for credit losses as a percentage of factored sales increased to 0.16% for the nine months ended September 30, 1997 from 0.15% for the nine months ended September 30, 1996. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed increased to 0.92% and 1.40%, respectively, for the nine months ended September 30, 1997, from 0.91% and 1.36%, respectively, for the nine months ended September 30, 1996, reflecting a higher net charge-off rate.

Net charge-offs as a percentage of factored sales decreased from 0.15% for the period ended September 30, 1996 to 0.11% for the period ended September 30, 1997. Charge offs included a $1,350,000 write-off resulting from a client's bankruptcy filing in the first quarter and $1,471,000 in customer bad debts. In 1996, the Company charged off $1.1 million in customer bad debts, including a charge-off of $600,000 related to the bankruptcy of a large Northeastern regional chain store customer. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed decreased 0.29% and 0.43%, respectively, for the nine months ended September 30, 1997 as compared to the same period in 1996. Net charge-offs as a percentage of factored sales ranged from 0.05% to 0.30% in the 1992-1996 period.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and at September 30, 1997 and September 30 1996 were 0.07% and 0.22%, respectively. Non-accruing advances as a percentage of receivables was 0.05% at September 30, 1997 and 0.14% at September 30, 1996. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and credit-approved accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 4.22% and 1.87%, respectively, at September 30, 1997 as compared to 2.13% and 1.70%, respectively, at September 30, 1996. The increase in the 60 day delinquency ratio is primarily related to certain clients who have experienced operational problems with EDI transmissions with some major retail chain stores which has led to an extended payment cycle on such receivables. The 60 day delinquency ratio was also adversely affected by the bankruptcy of a large Midwestern chain store, for which the Company has certain first loss deductible arrangements with its clients. Accounts receivable past due more than 60 days as a percentage of total factored receivables and accounts receivable past due more than 90 days as a percentage of total factored receivables equaled 8.83% and 5.60%, respectively, for the nine month period ended September 30, 1997 as compared to 7.63% and 4.80%, respectively, for the six month period ended September 30, 1996.

Financial Condition - September 30, 1997 as compared to December 31, 1996

Total assets increased to $736.1 million at September 30, 1997 from $530.6 million at December 31, 1996. The $205.5 million increase was due primarily to a $193.7 million dollar increase in net receivables. The Company's accounts receivable balance typically peaks prior to the holiday season due to increased customer orders.

Factored accounts receivables increased $128.2 million primarily as a result of increased factored sales. The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. Asset based loans, which represent loans provided to clients principally collateralized by accounts receivable, increased $43.1 million from $36.0 million at December 31, 1996 to $79.1 million at September 30, 1997.

The increase in assets was principally funded by an increase in the debt outstanding under the Company's variable rate asset backed certificates, the Securitized Financings and its $50 million revolving credit facility with an unaffiliated bank. Outstanding debt under the Securitized Financings increased to $275.0 million at September 30, 1997 from $175.0 million at December 31, 1996 due to the Company's issuance and full funding of a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates"). Unlike the previously issued certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50%, 6.41% and 7.16%, respectively, at September 30, 1997. (See Liquidity and Capital Resources). At September 30, 1997 and December 31, 1996, the Company had $36.5 million and $15.9 million, respectively, outstanding under its $50 million facility, which bears interest at LIBOR plus 2.15%. This increase in debt was collateralized by increased asset-based loans and healthcare receivables.

Stockholders' equity increased approximately $9.1 million during the first nine months of 1997 as a result of net income earned by the Company and the exercise of 3,400 employee stock options.

Results of Operations - Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Net income increased 11.5% to approximately $3.6 million for the three month period ended September 30, 1997 from approximately $3.3 million for the comparable period in 1996 due to an increase in operating revenues which were partially offset by a $900,000 increase in the quarterly provision for credit losses, and increases in operating expenses, including compensation accruals required in connection with the company's stock option plan. Operating revenues increased from approximately $12.4 million for the three month period ended September 30, 1996 to approximately $15.3 million for the comparable period in 1997, a 23.5% increase. These increases were primarily a result of a 23.2% increase in the Company's factored sales volume from $708.9 million to $873.4 million for the three month period ended September 30, 1997 and September 30, 1997, respectively, and the resulting increase in interest income and factoring fees. The factored sales volume increases were attributable to increased customer orders in anticipation of the ensuing holiday season and continued growth of the Company's four regional factoring offices.

Factoring fee income increased to approximately $8.1 million for the three month period ended September 30, 1997 as compared to approximately $6.9 million for the three month period ended September 30, 1996. Factoring fee income as a percentage of factored sales for the three month periods decreased from 0.97% in 1996 to 0.93% in 1997. This decline was the result of lower factoring fees charged to high volume clients. The Company typically receives lower factoring fees from high volume clients because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by the Company and because there is increased competition for such clients' business.

Net interest income (interest income less interest expense) increased to approximately $5.4 million for the three months ended September 30, 1997 from approximately $4.2 million for the comparable period in 1996, a 29.7% increase, principally as a result of an increase of $88.1 million in average outstanding funds employed for the three months ended September 30, 1997 as compared to the same period in the prior year. Net interest income was also favorably impacted by continued interest expense reductions achieved through the use of financing programs with lower interest rates. On April 30, 1997, the Company issued the Variable Funding Certificates which provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. This fourth series of variable rate asset backed certificates includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Variable Funding Certificates were fully funded at $95.25 million and $4.75 million, respectively, at September 30, 1997 bearing interest at LIBOR plus 0.75% and 1.50%, respectively, (6.41% and 7.16%, respectively, at

September 30, 1997). The Company entered into a $50,000,000 revolving loan agreement bearing interest at LIBOR plus 2.15% in April 1996 with an unaffiliated bank. Average borrowings from the revolving loan during the three month period ended September 30, 1997 equaled approximately $29.9 million and had an effective interest rate of 8.1% for the three month period. Additionally, the Company, through its wholly-owned subsidiary, CF One, issued $10,000,000 in subordinated notes in May 1996, bearing a fixed annual interest rate of 7.95%. The funds raised through the above transactions were used to reduce higher interest debt (8.5% at September 30, 1997) outstanding under the debt facility with Capital Bank.

Letter of credit and other fee income increased to approximately $1,175,000 for the three months ended September 30, 1997 from $871,000 for the three months ended September 30, 1996, a 34.8% increase. Letter of credit fees increased approximately 46.0% or $136,000 during the three month period while other fee income increased by approximately $168,000 due to the increased, over advance fees, factoring volume and asset based lending activities.

The provision for credit losses increased to $1,600,000 for the three months ended September 30, 1997 from $700,000 for the three months ended September 30, 1996. Provisions for credit losses as a percentage of factored sales increased to 0.18% for the three months ended September 30, 1997 as compared to 0.10% for the comparable period in 1996 (see "Monitoring Asset Quality and Credit Losses").

Operating expenses increased from $5,935,000 to $7,556,000 for the three month period ended September 30, 1997 as compared to the three months ended September 30, 1996. This $1.6 million or 27.3% increase is primarily the result of the move of the corporate headquarters to Boca Raton, expansion in the regional offices and the healthcare division, start-up costs in the Atlanta office, expenses related to Capital TempFunds, Inc., which was acquired in August 1996 and compensation expense related to the compensatory nature of the Company' stock option plan. The compensation accrual, which is tied to increases in the market value of the Company's stock was $226,000 ($0.01 per share) for the quarter ended September 30, 1997.

Results of Operations - Nine months Ended September 30, 1997 Compared to Nine months Ended September 30, 1996.

Net income increased 17.8% to approximately $9.1 million for the nine months ended September 30, 1997 from approximately $7.7 million for the comparable period in 1996 due primarily to an increase in operating revenues. Operating revenues (total revenues less interest expense) increased from approximately $32.7 million for the nine month period ended September 30, 1996 to approximately $41.1 million for the comparable period in 1997, a 25.7% increase. These increases were primarily a result of a 24.5% increase in the Company's factored sales volume from $1.9 billion to $2.3 billion for the nine month period ended September 30, 1996 and September 30, 1997, respectively, and the resulting increase in interest income and factoring fees. The factored sales volume increases were attributable to increased customer orders in anticipation of the ensuing holiday season and continued growth of the Company's client base, in all four regional offices.

Factoring fee income increased 18.9% to approximately $22.0 million for the nine month period ended September 30, 1997 as compared to approximately $18.5 million for the nine month period ended September 30, 1996 as a result of a 24.5% increase in factored sales. Factoring fee income as a percentage of factored sales for the nine month periods decreased from .98% in 1996 to 0.94% in 1997. This decrease was due to lower factoring commission rates charged due to competitive pricing on larger clients.

Net interest income (interest income less interest expense) increased to approximately $14.3 million for the nine months ended September 30, 1997 from approximately $10.7 million for the comparable period in 1996, a 33.4% increase. The increase was principally as a result of the $17.6 million of net proceeds raised by the Company's issuance of common stock in July 1996 and the issuance of a fourth series of variable rate asset-backed certificates on April 30, 1997 of which $95.25 million of the senior Variable Funding Certificates and $4.75 million of the senior subordinated Variable Funding Certificates were fully funded and outstanding at September 30, 1997 bearing interest at LIBOR plus 0.75% and LIBOR plus 1.50% respectively, (6.41% and 7.16%, respectively, at September 30, 1997). The proceeds from both transactions were used to reduce the debt outstanding under a debt facility with Capital Bank. The interest rate on the Capital Bank facility was 8.5% at September 30, 1997. Additionally, the Company entered into a $50.0 million revolving loan agreement bearing interest at LIBOR plus 2.15% in April 1996 with an unaffiliated bank. Average borrowings from the revolving loan during the nine month period ended September 30, 1997 equaled approximately $24.4 million and had an effective interest rate of 8.05% for the nine month period. Interest income also increased due to an increase of $88.1 million in average outstanding funds employed for nine months ended September 30, 1997 as compared to the same period in the prior year.

Letter of credit and other fee income increased to approximately $3,246,000 for the nine months ended September 30, 1997 from $2,396,000 for the nine months ended September 30, 1996, a 35.5% increase. Letter of credit fees increased approximately 42.8% or $370,000 and overadvance fees increased 100.5% or $336,000 during the nine month period. Overadvances represent loans to clients in excess of the factored accounts receivable, substantially all of which are collateralized by assets other than receivables. Other fee income, such as wire and audit fees, increased by approximately $144,000 due to the increased factoring volume and asset-based lending activities.

The provision for credit losses equaled $3.8 million for the nine month period ended September 30, 1997 and $2.8 million for the nine month period ended September 30, 1996. Of the year to date provision, $1,350,000 related to amounts charged-off and reserves established due to a client's bankruptcy filing during the first quarter. The remainder of the 1997 provision relates primarily to customer accounts receivable, with net charge-offs of $2.7 million compared to $2.9 million in the third quarter of 1996. Provisions for credit losses as a percentage of factored sales increased to 0.16% for the nine month period ended September 30, 1997 as compared to 0.15% for the comparable period in 1996, reflecting a slightly higher net charge-off rate for the quarter (see "Monitoring Asset Quality and Credit Losses").

Operating expenses increased from $16.7 million to $22.0 million for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996. This $5.3 million or 32.0% increase is primarily the result of the move of the Company's corporate headquarters to Boca Raton, expansion in the regional offices and the healthcare division, start-up costs in the Atlanta office, expenses related to Capital TempFunds, Inc. which was acquired in August 1996 and compensation expense related to the compensatory nature of the Company's stock option plan. The compensation accrual, which is tied to increases in the market value of the Company's stock, was $748,000, ($0.04 per share) for the nine month period ended September 30, 1997.

Liquidity and Capital Resources

The Company's principal source of funding is its asset securitization program, the Securitized Financings. This funding is supplemented by the Company's line of credit with the Bank and a revolving credit facility with an unaffiliated bank.

The trust created in connection with the Securitized Financings (the "Trust") had issued three series of asset-backed certificates (each, a "Certificate") aggregating $175 million, including $100 million in June 1994, $25 million in December 1994 and $50 million in July 1995. All of the Certificates were issued to life insurance companies. Initially, the Certificates were rated "AA" by Duff & Phelps Credit Rating Company and "A" by Fitch Investors Services, Inc. Approximately one year after its initial rating, Fitch Investor Services, Inc. upgraded its rating of the Certificates to "AA". The scheduled maturity date of the Certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively. The Certificates issued under each series bear interest at LIBOR plus 1.25% (6.91% at September 30, 1997, excluding annualized transaction costs of 0.39%). Interest is payable monthly. However, an early amortization event will occur if the Company fails to satisfy certain financial covenants. The principal financial covenants contained in the Securitized Financing agreements that the Company must satisfy include, (i) consolidated net worth in excess of $18.5 million, (ii) tangible equity ratio of at least 6% (iii) accounts receivable non-payment percentage of no more than 18%, (iv) 60-day accounts receivable percentage of no more than 10% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (vi) weighted average factoring fee of at least 0.75%, (vii) weighted average accounts receivable turnover of less than 70 days, (viii) accounts receivable dilution of no more than 11%, (ix) accounts receivable payment ratio for three consecutive periods of more than 40%, (x) aggregate amount of subordinated certificates of no more than 25% of senior certificates, (xi) subordinated certificates equal to or greater than 7% of total certificates and (xii) value of accounts receivable transferred to the Trust, of no less than 135% of aggregate certificates. In addition, there are other covenants relating to the collateral, including required capital levels, maximum dilution and delinquency ratios and minimum subordination levels. The Company is in material compliance with these and all other covenants contained in the Securitized Financing agreements. The Company may continue to use the Securitized Financings for funding, provided eligible advances are available for transfer to the Trust.

On April 30, 1997 the Trust issued a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates") in connection with the Securitized Financings. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Certificates were rated "AAA" and "A", respectively by Duff & Phelps Credit Rating Company and "AA" and "BBB", respectively by Fitch Investors Services Inc. At September 30, 1997 $95.25 million and $4.75 million, respectively, of such certificates were outstanding. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% (6.41% and 7.16%, respectively, at September 30, 1997, excluding annualized transaction costs of 0.24%). In connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust. The Securitized Financings permit future purchases to the extent that the Company generates eligible Advances. Generally, all of the client advances made by the Company, with the exception of these made by its healthcare division, as well as certain asset-based loans, are eligible for transfer to the Trust. As of September 30, 1997, the Company had transferred to the Trust client advances aggregating nearly $350.9 million.

In connection with this transaction, the Company formed a new wholly-owned subsidiary, CF Investor Corp. CF Investor Corp., through a limited liability corporation, CF Two, LLC., acquired the junior subordinated certificate issued by the Trust.

The Company utilizes a $50.0 million revolving credit facility with an unaffiliated bank which closed in April 1996 for $40.0 million and subsequently increased to $50.0 million in August 1997. The indebtedness under this facility is secured by advances not transferred to the Trust or eligible for transfer to the Trust, most of which were made by the Company's healthcare division or were asset-based loans, as well as all of the equipment used by the Company in its operations. In order for this facility to be fully funded, the Company would have to pledge an amount in excess of $55.6 million in advances. The indebtedness under this facility may not exceed 90% of the value of the advances pledged by the Company as collateral for such indebtedness. At September 30, 1997, the Company had outstanding borrowings of $36.5 million. The indebtedness under this revolving facility bears interest at a rate of LIBOR plus 2.15% (7.81% at September 30, 1997), payable monthly. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one year periods unless the Company or the lender terminates it. This facility contains certain financial covenants and ratios, including those relating to the Company's debt to net worth (no less than 1 to 1), profitability ($5.2 million of annual consolidated net income) and positive net cash flows (more than $1 per quarter). Funds borrowed under this facility were used by the Company to pay down indebtedness under the Company's line of credit with the Bank, and to fund certain of the Company's healthcare financing activities and asset-based lending activities.

The Company also has a $150.0 million unsecured revolving line of credit with Capital Bank, pursuant to which the Company had outstanding borrowings of approximately $93.0 million at September 30, 1997. Amounts borrowed under this facility are subject to the Banks overall statutory limitation on investments in and advances to subsidiaries of 10% of assets. Based on the statutory limitation, the maximum amount which could be outstanding under this line was approximately $141.0 million at September 30, 1997. Indebtedness under this facility bears interest at the prime rate, as published in The Wall Street Journal (8.5% at September 30, 1997), is subject to annual review by the Bank each June and is due on demand. The Facility has been in place since 1985 and historically has been renewed for one-year periods in June of each year. Interest is payable monthly. The Company generally has used the Facility with the Bank to make advances to its clients.

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

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $687 million of customer accounts receivable outstanding at September 30, 1997, approximately $303.8 million of customer receivables balances exceeded $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At September 30, 1997, the largest amount due from any one customer, a national chain store, was approximately $31.6 million. In addition, the Company's accounts receivable turned over in an average of 54 days and 51 days during the nine months ended September 30, 1997 and 1996, respectively.

The Company had no material commitments for capital expenditures as of September 30, 1997. Management believes that it has the corporate infrastructure in place to support its earnings growth for the foreseeable future. Management also believes that funds available under the Company's current credit facilities (assuming such facilities are renewed or replaced with similar facilities) and cash flow from operations will be sufficient to satisfy the Company's working capital requirements for the next 12 months. The impact on liquidity requirements as it relates to the Union Planters Agreement has not yet been determined.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," is effective for financial statements issued for periods ending after December 15, 1997. This statement requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.. Management has not evaluated the impact this statement will have on the Company's consolidated financial position

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public companies report selected information about operating segments. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

Bancorp and Capital Bank Litigation and Regulatory Matters

Bancorp and Capital Bank are currently parties to two related litigation matters, neither of which involves the Company:

NATHAN J. ESFORMES, STANLEY I. WORTON, M.D., AND LEONARD WIEN EACH AS INDIVIDUAL SHAREHOLDERS OF CAPITAL BANCORP AND ON BEHALF OF ALL OTHER SIMILARLY SITUATED SHAREHOLDERS VS. ABEL HOLTZ, FANA HOLTZ, DANIEL M. HOLTZ, JAVIER J. HOLTZ, CAPITAL BANK, CAPITAL BANCORP, RUSSELL W. GALBUT, HUGH F. CULVERHOUSE, JR., CRAIG L. PLATT, JEFFREY H. PORTER, LEON J. SIMKINS AND ALEX HALBERSTEIN, Circuit Court for the 11th Judicial District in and for Dade County, Florida, Case No. 95-02515.

STANLEY I. WORTON, M.D. AND NATHAN ESFORMES VS. ABEL HOLTZ, FANA HOLTZ, DANIEL
M. HOLTZ, JAVIER J. HOLTZ, CAPITAL BANCORP, RUSSELL W. GALBUT, HUGH F. CULVERHOUSE, JR., CRAIG L. PLATT, JEFFREY H. PORTER AND LEON J. SIMKINS, Circuit Court for the 11th Judicial District in and for Dade County, Florida, Case No. 95-02520-CA-09.

On October 29, 1997, Bancorp announced that, subject to the satisfaction of certain conditions, there has been a settlement of such litigation matters, which involved, among other things, certain allegations against Able Holtz, the former chairman of the board, chief executive officer and president of Bancorp and Capital Bank and former chairman of the board for the Company, and members of his family who are currently directors and/or officers of the Company, Bancorp and Capital Bank. In entering into a settlement agreement, no party admitted any wrongdoing.

Under the terms of the settlement agreement, Abel Holtz will surrender 140,000 shares of Bancorp Common Stock to Bancorp for cancellation. In addition, Bancorp will pay $8.5 million to the plaintiff's counsel in the lawsuits as a compromise resolution of all of the plaintiffs' claims for legal fees and costs. The settlement also provides for the dismissal of the two lawsuits with prejudice and the release of certain irrevocable proxies that previously had been granted on shares of Bancorp Common Stock owned by the plaintiffs. Such plaintiffs have agreed to vote their shares in favor of the pending merger between Bancorp and Union Planters Corporation.

In addition, the parties have agreed to stay their appeals of the denial of the change-in-control application filed by Fana Holtz, Daniel Holtz and Javier Holtz to acquire and/or maintain a controlling interest in Capital Bank. Upon consummation of the merger with Union Planters Corporation, the parties will file a motion to dismiss their respective appeals of such denial as moot.

The settlement, which has been approved by the court, is subject to the lack of any objection by the relevant bank regulatory authorities and approval of the merger between Bancorp and Union Planters Corporation by the shareholders of Bancorp. A special meeting of the shareholders of Capital for consideration of the merger is scheduled to be held on November 24, 1997.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 10.1 - First Consolidated Amendment to Loan and Security Agreement, by and between Capital Factors, Inc. and Fleet Capital Corporation, dated as of August 29, 1997.

     Exhibit 11.1 - Statement re: Calculation of Earnings Per Share

     Exhibit 27.1 - Financial Data Schedule

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 1997                         By: /s/ DENNIS A. MCDERMOTT
                                                    ------------------------
                                                    DENNIS A. MCDERMOTT
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)