Form 10-K
period 1997-12-31
CAPITAL FACTORS HOLDINGS INC
filed 1998-03-31
CIK 1013836

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the fiscal year ended December 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ______________________

Commission file no.  0-20863

                          CAPITAL FACTORS HOLDING, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         FLORIDA                                                65-0500757
-------------------------------                                 ----------
(State or Other Jurisdiction of                             (I.R.S. Employee
Incorporation or Organization)                             Identification No.)


120 E. Palmetto Park Rd. Suite. 500,
 Boca Raton, Florida                                              33432
------------------------------------                              ------
(Address of Principal Executive                                 (Zip Code)
          Offices)

Registrant's telephone number, including are code            (561) 368-5011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 1998, the aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant was $38,844,987.50. (This number is based on reported beneficial ownership by all directors and executive officers of the registrant and holders of 5% or more of the registrant's Common Stock. This determination, however, does not constitute an admission of affiliate status for any of these individual shareholders.)

As of March 17, 1998 the registrant had outstanding 12,304,150 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Company intends to file the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10,11, 12 and 13 hereof.

                                     PART I
ITEM 1. BUSINESS

GENERAL

Capital Factors Holding, Inc. and its subsidiaries (the "Company") are a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collections and management information services. The Company's clients are primarily small to medium size companies in various industries, including textile and apparel and furniture manufacturing. In 1994, the Company began to provide services to clients involved in the healthcare industry. The Company operates through four regional offices located in New York City, New York; Los Angeles, California; Charlotte, North Carolina and its headquarters in South Florida, and an asset-based lending office in Atlanta, Georgia that opened in 1997. The Company currently has over 400 factoring clients who generate annual sales of $500,000 to $150 million, and services over 100,000 customers of those clients.

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

The Company began to expand its asset-based lending activities in late 1994. At December 31, 1997 the Company's asset-based loans ranged from $100,000 to $20.0 million and are primarily secured by accounts receivable and, to some extent, inventory. Such loans bear interest at annual rates ranging from 1% over prime to 6% over prime. Most of such loans originate from the Company's California, Florida, and beginning in 1997, Georgia, offices. The Company makes asset-based loans to companies who may not need its other services and who have different financial circumstances and needs than factored clients. In underwriting such loans, the Company pays more attention to the borrower's financial stability and creditworthiness, rather than that of the borrower's customers. In making such loans the Company competes primarily with financial institutions and other asset-based lenders, such as commercial finance companies.

The Company has grown in size and profitability. For 1997, the Company's operating revenues, net income and factored sales volume increased by 23.3%, 4.9% and 22.7%, respectively, over 1996. The Company's operating strategy includes (i) managing credit risk to ensure consistent and stable growth, (ii) increasing market penetration through offices in key factoring centers, (iii) recruiting and retaining experienced personnel who use a team approach to provide quality service and (iv) diversifying by product and industry.

BACKGROUND OF THE COMPANY

Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Union Planters Bank of Florida, (the "Bank"), formerly known as Capital Bank, a Florida commercial bank. The Bank is a wholly-owned subsidiary of Union Planters Corporation, successor by merger with Capital Bancorp ("Bancorp"), effective December 31, 1997. Holding has three wholly-owned subsidiaries, Capital Factors, Inc. ("Factors"), CF One, Inc. ("CF One") and CF Investor Corp. Factors has two wholly-owned subsidiaries, CF Funding Corp. and Capital TempFunds, Inc. Throughout this discussion, Holding, Factors and their subsidiaries are collectively referred to as the "Company".

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

Holding was formed in June 1994 in order to serve as the holding company for Factors and to accommodate the issuance of asset-backed certificates in connection with the securitization of factored advances (the "Securitized Financings") which have been issued pursuant to several private placements. Additionally in 1994, Holding formed another subsidiary, CF One, and Factors formed a subsidiary, CF Funding Corp and in 1997 Holding formed the subsidiary CF Investor Corp. CF One, CF Investor Corp and CF Funding Corp. were created to accommodate the issuance of the asset-backed certificates. CF One and CF Investor Corp hold subordinated certificates issued by the trust (the "Trust") created in connection with the Securitized Financings, which it purchased with funds contributed to it by Holding. Pursuant to the Securitized Financings, advances made by Factors that were collateralized by third party accounts receivable and, in certain cases, by cash, letters of credit, inventory or other collateral provided to Factors were sold to CF Funding Corp., which subsequently transferred the advances to the Trust. The Trust issued four series of asset-backed certificates (the "Certificates"), which were sold to institutional buyers through several private placements. The aggregate amount of Certificates presently outstanding is $275 million, of which $100 million was issued in June 1994, $25 million was issued in December 1994, $50 million was issued in July 1995 and $100 million was issued in April 1997. Each Certificate evidences an interest in the Trust's assets and the right to receive the payment of principal on the face amount of the certificate and interest from the Trust. The Trust's assets consist principally of the advances, as well as funds collected or to be collected in respect of the advances and the collateral therefor. Factors is responsible for servicing the advances owned by the Trust. Subordinated certificates were also issued by the Trust to CF One and CF Investor Corp in connection with each of the Securitized Financings ($15 million in June 1994, $3.75 million in December 1994, $7.50 million in July 1995 and $5.40 million in April 1997).

On July 16, 1996, Holding completed an initial public offering of 2,000,000 shares of its Common Stock at a public offering price of $8.50 per share. Prior to this offering, all of the Common Stock was owned by the Bank. On August 2, 1996, the underwriting syndicate exercised its option to acquire an additional 300,000 shares of Common Stock. The net proceeds from the offering, which totaled approximately $17.6 million, were used to reduce the Company's indebtedness to the Bank under an outstanding line of credit. As a result of the offering, the Bank's ownership of Holding was reduced to approximately 81% of the outstanding Common Stock. The Common Stock is listed for trading on the Nasdaq National Market under the symbol "CAPF."

On August 9, 1996, the Company closed on the acquisition of substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc. (collectively "TempFunds"). TempFunds is a specialized financial service company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home health care agencies. The acquisition was completed through Capital TempFunds, Inc., a newly formed subsidiary of Factors. Capital TempFunds provides certain services, including billing, payroll processing, payroll tax, payroll reporting and other payroll services and insurance reporting. The purchase price paid by the Company was approximately $5.9 million (approximately $5.0 million equal to the net book value of the assets plus an additional $900,000). An additional amount up to $900,000 is payable over a three year period if certain contingencies are met, of which $350,000 plus interest was paid in February 1998. In connection with the acquisition, all rights, title and interest to the nationally registered service mark of "TempFunds America" were assigned to Capital TempFunds, Inc., which intends to conduct business in said name. The purchase was funded under the Company's revolving line of credit with Union Planters Bank of Florida.

MARKET FOR COMPANY SERVICES

Traditionally, the factoring client base has consisted of members of the textile and apparel industries, furniture manufacturers, electronics and home furnishings organizations, wholesalers, distributors and service organizations. Approximately 73% of the Company's clients are in the textile and apparel industry and 14% are manufacturers of furniture and home furnishings. Clients who, for various reasons, have insufficient or less effective in-house staff, equipment or procedures to monitor customers, manage accounts receivable or protect against credit loss, also use factors to provide such services. These include both mature and younger companies. For example, as the retail industry becomes more fragmented due to an increased number of specialty stores challenging department stores, mass merchants and discounters, suppliers are faced with a larger universe of buyers and may experience higher costs to maintain their credit and receivables department and increasing paper flow, requiring more sophisticated systems. As clients experience these rising costs, credit, collection and management information services such as those provided by the Company become economically and operationally more attractive. In addition, manufacturers benefit from factoring because it allows them to turn inventory more quickly, particularly if they receive cash advances, which may be used to produce more inventory that could not have been produced if the manufacturer had waited to be paid by its customer.

The Company, as well as the factoring industry, has historically experienced and expects to continue to experience seasonal fluctuations in its factored sales volume and factoring fees, which generally have been highest during the period from August through November. A principal reason for the fluctuation in the Company's factored sales volume and factoring fees is the seasonality in the sales of certain of the Company's clients, especially those in the textile and apparel industry, who typically ship more goods during such 4-month period in order to fill increased customer orders in anticipation of "back to school" and the ensuing holiday season. The Company realized close to 40.0% of its annual factored sales volume in each of 1997 (approximately $1.2 billion of $3.3 billion annual factored sales), 1996 (approximately $1.0 billion of $2.6 billion annual factored sales), and 1995 (approximately $757 million of $2 billion annual factored sales) during this 4-month period. Historical experience also indicates that the Company's factored sales volume and factoring fees are at their lowest during the period from December through February. Such seasonal fluctuations can be seen by a review of the Company's quarterly factored sales volume and net income for the three year period ended December 31, 1997, as set forth below:


                                  FIRST          SECOND          THIRD         FOURTH          FULL
                                 QUARTER         QUARTER        QUARTER       QUARTER          YEAR
                              --------------   ------------    ----------    -----------   -------------
                                                (Dollars in thousands)
1997
Factored Sales Volume               730,177        746,249       873,364        902,896       3,252,686
Net Income                            2,320          3,140         3,648          2,554          11,662

1996
Factored Sales Volume               563,989        614,614       708,930        763,909       2,651,442
Net Income                            1,903          2,558         3,271          3,383          11,115

1995
Factored Sales Volume               441,211        460,407       561,222        538,523       2,001,364
Net Income                            1,883          2,069         2,524          2,217           8,693


The Company's net income for the fourth quarter of 1997 reflected a $3.5 million provision for credit losses, a $2.5 million increase over the fourth quarter of 1996. A $1.0 million reserve, representing 40% of the increase, was established specifically related to the bankruptcy of a national retail chain. The remainder of the increase was principally the result of increasing general reserve levels on loans originated by the asset-based lending and healthcare divisions.

INDUSTRY OVERVIEW

Financial service companies which compete with the Company are widely known as factors and typically service retail trade clients with a large number of customers, requiring intensive customer credit and operational support. Factoring companies service industries such as apparel, textiles, shoe, carpeting and furniture, frozen foods, housewares, electronics, toys and other service-related industries, including hospitals, medical companies and employment services. Such industries benefit from the use of credit, collections and management information services such as those provided by the Company because factoring companies can (i) achieve economies of scale in evaluating the credit quality of various customers and processing receivables and (ii) help clients to achieve more stable cash flows and additional credit facilities.

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

In a recent survey, the largest thirteen factoring companies reported volume for the year ended December 31, 1997 of $71.0 billion. The Company had a 4.6% share of this reported volume for 1997.

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

Management believes that the Company's growth has been primarily attributable to the following operating strategies:

* Management of Credit Risks. The Company manages credit risks associated with collection of accounts receivable and advances to clients primarily by (i) conducting extensive financial and business due diligence on both clients and their customers before entering into a factoring arrangement with a client or establishing credit limits for customers, (ii) adhering to the written guidelines set forth in a Loan and Credit Policy Manual distributed to all credit and collection employees, and (iii) monitoring outstanding accounts receivable and advances on a daily basis in order to alert the Company to potential problems in a timely manner.

* Increased Market Penetration. The Company believes that it has been able to increase market penetration by servicing a wide range of clients nationally through its regional offices located in key factoring centers. In addition, by providing its clients with personalized, flexible, cost-efficient and effective service, the Company allows clients to be more responsive to their customers and to devote more time to the management of other aspects of their business.

* Experienced Personnel Who Use a Team Approach. Management believes that the quality of service provided to its clients is a critical factor to the Company's growth. In order to provide quality services, the Company strives to recruit and retain management and other personnel with significant industry experience, as well as a commitment to client service. The Company's account executives, credit officers and operations officers work together under the supervision of management to service the Company's clients. As a result of this strategy, the Company's clients and the customers of such clients interact with experienced personnel working as a team.

* Diversification by Product and Industry. As part of its operating and growth strategy, the Company offers different variations and combinations of its traditional products and services to clients and has recently expanded into healthcare financing and asset-based lending. Asset-based lending, in particular, provides the Company a vehicle to finance clients who may not need its other services and who have different financial needs than general factoring clients. Although the Company has a high concentration of clients in the textile and apparel industry and furniture manufacturing industry, the Company provides services to companies in various industries. In addition to traditional factoring clients, the Company now provides accounts-receivable financing to various clients in the healthcare industry. Diversification provides the Company with a potential client base that has significant growth potential, which may be serviced from its existing offices.

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

At the time the Company purchases the client's accounts receivable, the client becomes obligated to pay the Company a fee, generally equal to 0.5% to 2.0% of the gross amount of the receivable (not reduced by any discounts that may have been provided to the customer for early payment). Typically, the fee is paid from the proceeds of the accounts receivable collections. The factoring fee paid by the client is not related to the collectibility or non-collectibility of the purchased accounts receivable. Accordingly, even if the Company is not obligated to pay for a guaranteed receivable because of a dispute between the client and its customer, or if payment of the receivable was not guaranteed by the Company, the factoring fee is due from the client on such receivable. The factoring fee charged by the Company depends on various considerations, such as the length of time the receivables are expected to be outstanding, the monthly volume of receivables generated by the client, the anticipated administrative costs and the perceived level of risk. Management believes that its factoring fees remain competitive with other factoring companies, primarily because of the type of clients serviced by the Company (generally, clients generating less than $50 million in sales) and the type and quality of services provided to its clients.

Services

The Company offers an interrelated package of financial services which meets a variety of the business and financing needs of its clients. The Company's services are designed to allow clients to be more responsive to their customers and to devote more time to the management of other aspects of their business. The Company's clients and the range of products and services offered distinguish it from certain other commercial finance companies because the Company's main focus is to provide fee-based services, as well as act as a lending source for many of its clients. Management believes that it generally can provide these fee-based services in a more cost-efficient manner than its clients because of economies of scale.

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

Advances.

The Company may also make advances to its clients, with interest charged on such advances generally equal to 1% to 4% over prime. These fees are generally higher than the fees charged by banks because a factor provides startup and expanding businesses more financial flexibility, in addition to credit and other services. This flexibility is primarily due to the fact that a bank, in making a determination as to the amount that it would advance a borrower, will customarily be more inclined to review the borrower's net worth, capital and general financial condition, while a factor will place greater emphasis on the borrower's collateral, particularly its receivables, and, correspondingly, the creditworthiness of its customers. Interest accrues on the advance from the date the advance is made until the date the Company would otherwise be obligated to pay the client for purchased receivables. Advances are made on receivables before they are due or collected by the Company based upon a stipulated percentage of the net face value of aggregate outstanding receivables, usually ranging from 75% to 90%. Advances to factoring clients are payable upon demand. All advances must be approved in accordance with the written guidelines established by the Company. Such guidelines provide that advances shall be (i) under a duly authorized line approved at the time an arrangement is established, taking into account the funding needs and financial strength of the client and other credit factors and the anticipated performance of the collateral and (ii) within an advance formula applied to eligible accounts receivable taking into account anticipated dilution. Approximately 70% of the Company's clients obtain advances from the Company. A number of these clients might not otherwise qualify for financing of a comparable level from traditional sources. From time to time, the Company makes advances in excess of a client's receivables to the extent needed by such client because of the seasonality of its business or otherwise. These overadvances may be secured by a client's inventory, other assets and/or personal guarantees or may be unsecured.

Other Financing Services.

The Company also provides other fee-based financial services to its clients, including guarantees of commercial letters of credit and standby letters of credits. Most, if not all of such letters of credit are issued by Union Planters Bank of Florida. Union Planters Bank of Florida provided approximately $166.5 million, $135.5 million, and $130.1 million during 1997, 1996, and 1995, respectively, of letters of credit for clients of the Company. For a fee, the Company guarantees the payment by its clients under these letters of credit. Fees charged for issuance of the letters of credit are paid directly to Union Planters Bank of Florida and amounted to $605,429, $373,688, and $462,013 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

ASSET BASED LENDING ARRANGEMENTS

In connection with its asset based lending, the Company completes a financial and business analysis of a potential client focusing primarily on the financial stability and creditworthiness of the borrower first, and, secondarily, on the borrower's customers. Asset based loans are made by the Company based upon a stipulated percentage of a client's eligible accounts receivable, inventory and fixed assets. Eligibility may be determined based on the estimated recovery value of collateral in the event of liquidation. The Company's typical asset based lending agreements are generally for a term of one to three years.

Once an agreement is executed, the client submits borrowing base certificates to the Company, generally on a daily or weekly basis. This certificate will list the collateral and its eligible portion. After review by company personnel, the account executive requests a loan to the client based on availability. Interest on such loans generally ranges from 1% to 6% over prime.

All asset-based loans are made in accordance with a written credit memorandum approved by the Company on each client. Such credit memoranda provide that advances under each loan agreement shall be (i) within a credit limit approved at the time a loan agreement is executed and (ii) within advance formulas applied to eligible collateral taking into account anticipated recovery rates if the collateral was liquidated. The Company performs audits on each client using a predetermined schedule based on the perceived risk of the loan.

In most cases the Company has control of the cash collections of the client's receivables through a pre-arranged bank account in the Company's name and lockbox to which the clients' customer are directed to make receivable payments. The client's loan is reduced by this cash collected and the client receives lockbox documentation to update its receivable records.

In contrast to factoring, the Company provides no credit protection, and accordingly, does not assume the risk of loss from a client's customers' inability to pay, although the Company may actually suffer a loss if all sources of repayment fail. In connection with asset based loans, instead of a factoring fee, the Company may earn fees based on the level of monitoring required on individual clients' collateral.


MONITORING AND OVERSIGHT POLICIES

Receivables Portfolio

The quality of purchased receivables is the Company's primary security against credit losses. Accordingly, the Company conducts an extensive financial and business analysis on a client prior to entering into a factoring arrangement with the client, and on the client's customers, prior to the establishment of credit lines for a customer. The Company focuses on such items as the age of receivables, the quality of management and the ethical character of a prospective client's owners, as well as the diversity of its customer base. The Company generally seeks to avoid situations where a significant percentage of a prospective client's receivables are from one customer. Pursuant to Company policy, all factoring arrangements must conform to the guidelines set forth in the Company's Loan and Credit Policy Manual, a written manual provided to all credit and collection employees of the Company. The manual establishes guidelines governing credit criteria, lending limits and required approvals, as well as documentation requirements related to such matters as UCC filings, guarantees, subordinations, shipping documents and financial reporting. There can be no assurance, however, that adherence to the Company's written guidelines will result in full collection of the purchased receivables or that such guidelines will be complied with in every instance. See "Credit Loss Policy and Experience."

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

After the necessary financial and business information has been collected and reviewed, if the Company intends to enter into a factoring arrangement with the proposed client, a written proposal of the terms of the proposed factoring arrangement is prepared. The proposal includes, among other things, (i) the amount of the factoring fee to be charged, (ii) anticipated accounts receivable purchases to be generated by the client and (iii) the interest rate to be charged on advances, if applicable. All new factoring arrangements are approved by the Company's President and the respective regional manager. If the factoring arrangement provides for advances to the client against purchased receivables, additional approvals are required. See "Client Advances."

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

The Company monitors whether receivables are paid according to their terms. Daily aging reports are generated by the Company and reviewed by the regional credit department staff and the account executive responsible for the account. If payment is not received on its due date, follow-up contact is made with the client's customer in accordance with written procedures established by the Company. During this follow-up contact, the Company seeks to determine the cause of the delay in order to take appropriate action at an early stage. The status of overdue accounts and other relevant information is reported to each client monthly, or sooner, if appropriate. The Company's average accounts receivables turnover rate was 53 days for 1995, 52 days for 1996 and 55 days for 1997. The Company may receive payments from time to time that it is unable to match against specific outstanding invoices. The Company generally notifies the payor when unidentifiable payments or portions thereof are received. If the payor does not respond within 90 days, the Company generally records the unallocated credits as income. The Company maintains an allowance for unallocated credits recorded as income which may be subsequently repaid based upon its historical experience. This allowance is also available for amounts that may be payable to governmental authorities for property that is abandoned. There can be no assurance that the allowance will be sufficient to meet all such future claims.

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

Client Advances

Prior to making any advances to a factoring or asset based lending client on accounts receivable, the Company will conduct additional business and financial analysis on the client. The typical written credit analysis sets forth (i) the purpose for the advance, (ii) security to be provided for the advance, such as personal guarantees from principals of the client and subordination arrangements, (iii) the rate structure to be charged and projected income to be earned by the Company, (iv) prior experience with the client if the client has previously had a relationship with the Company or Union Planters Bank of Florida, (v) the client's history, organization and operations, (vi) bank and trade information on the client, (vii) financial information of the client and
(viii) future plans and projections of the client. In addition to the written credit analysis, the account executive assigned to the account reviews a factoring status report on the client, which sets forth the client's monthly sales and accounts receivable volume, along with collection information on the receivables.

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

CREDIT LOSS POLICY AND EXPERIENCE

The Company regularly reviews its outstanding accounts receivable and other extensions of credit, such as advances to clients, to determine the adequacy of its allowance for credit losses. Factors such as the level of related credit balances of clients and the impact of economic conditions on the creditworthiness of the Company's clients and the client's customers are given significant consideration in determining the adequacy of the Company's allowance for credit losses. The Company's reserve for doubtful accounts includes a specific and general component. Specific reserves are established for receivables and client advances which the Company's management deems to be wholly or partially uncollectible. The general reserve represents 0.75% of factored receivables that are not specifically reserved for but for which the Company has provided credit guarantees and a reserve for loans originated by the asset-based lending and healthcare divisions. The Company increased its general reserve on loans originated by the asset-based lending and healthcare divisions to 1% of loans outstanding. This represents a more conservative reserve position and is more in line with the Bank's reserve levels.

The provision for credit losses as a percentage of factored sales increased to 0.22% in 1997 from 0.14% in 1996. The 1997 provision includes a $1 million specific reserve for possible loss due to the bankruptcy of a national retail chain and a $1.2 million increase in general reserves for healthcare and asset based loans. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed increased to 1.23% and 1.85%, respectively, in 1997 from 0.85% and 1.31%, respectively, in 1996.

Net charge-offs as a percentage of factored sales ranged from 0.05% to 0.30% in the 1991-1997 period, reflecting normal credit losses consistent with historical experience. Net charge-offs as a percentage of factored sales was 0.14% in 1996 and 0.13% in 1997. During the period 1992 to 1997, net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed reflected normal credit losses consistent with historical experience, ranging from 0.33% to 1.90% and 0.49% to 2.92%, respectively. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed decreased to 0.33% and 0.49%, respectively, in 1995, primarily as a result of higher receivable recoveries and fewer bankruptcies affecting the Company in that year. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed decreased to 0.70% and 1.05%, respectively, in 1997.

At the time a receivable is purchased an anticipated payment date is recorded and is subsequently used to identify past due receivables. Receivables which have been identified as past due will not be written-off if, in the opinion of management, collection from the customer, client or realization on the collateral held, if any, is likely. As of December 31, 1997 and 1996, approximately $10.7 million and $2.3 million, respectively, of credit-approved receivables, representing 3.3% and 0.9%, respectively, of outstanding credit-approved receivables as of such date, were 90 days or more past the payment date anticipated at the time of purchase and had not been written-off. Three million dollars of the increase of $10 million represented the amounts due from the retail chain referred to above, for which there was a $1 million specific reserve.

Accrual of interest income is discontinued on advances to clients when the loan balance, including interest, is considered impaired and exceeds the estimated value of the collateral securing the advance. At December 31, 1997, 1996 and 1995, the Company had discontinued its accrual of interest income on approximately $430,000, $660,000, and $2.2 million, respectively, of client advances. In addition, at December 31, 1997, 1996 and 1995, approximately $309,000, $30,000 and $134,000, respectively, of such client advances were deemed to be uncollectible by the Company.

The credit and market risks associated with guaranteeing commercial letters of credit and standby letters of credit and issuing financial guarantees are generally managed in conjunction with the Company's accounts receivable collection activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. Commercial letters of credit are generally for a short commitment period. The risk involved in guaranteeing standby letters of credit and issuing financial guarantees is similar to the risk involved in advancing funds to clients. At December 31, 1997 and 1996, the Company had approximately $48.7 million and $29.3 million, respectively, of letters of credit and financial guarantees outstanding.

HEALTHCARE FINANCING

The Company provides healthcare asset based lending, financing and factoring services to hospitals, nursing homes, doctor groups, home treatment centers, home healthcare provider services, temporary nursing or staffing services and providers of durable medical equipment through its Capital Healthcare Financing division. Healthcare businesses financed by the Company generally have annual net sales of at least $1 million or are anticipated to grow to that size shortly. Financing is provided as to bona fide and medically necessary goods or services that have been provided to a patient for which a receivable is due with no contingencies. For transactions to be financeable, fees claimed by the client are to be reasonable and customary and the patient must be covered by a third party obligor, although, in limited circumstances, the Company will consider financing private pay receivables if they represent a small percentage of overall receivables. The Company does not generally finance workers' compensation claims or medical/legal (personal injury), dental and chiropractic claims. At December 31, 1997 and 1996, the Company had approximately $18.3 million and $22.7 million, respectively, in healthcare factored receivables outstanding, in addition to approximately $41.4 million and $9.9 million of healthcare asset-based loans outstanding at December 31, 1997 and December 31, 1996, respectively. Approved third party payors include Medicare, Medicaid, preferred provider organizations, private insurance carriers, Blue Cross/ Blue Shield and corporate employee coverage for self-administered healthcare plans.

The minimum term for a healthcare financing contract is one year. Fees include origination and due diligence fees of between 1% and 5% of the initial line and a monthly monitoring fee 0% to 2%. The annual interest rate on advances ranges from approximately 2% over prime to 4% over prime. Advances may be up to 85% of the net receivable amount from the financed receivables. The client usually pays for periodic audits and legal expenses to close the transaction.

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

MANAGEMENT INFORMATION SYSTEMS

Factoring is a systems intensive business because of the high volume of transactions required to be entered and the matching with such transactions of cash payments, chargebacks and other adjustments. The Company uses an IBM AS400 computer and developed software tailored to the requirements of the Company's accounting, receivables collection, monitoring and oversight functions. The system permits the Company to generate payment histories and analyses with respect to its clients' customers, to generate daily aging of accounts receivable reports, to accumulate accounting information and other data useful for credit analysis, to produce information used in marketing and to respond to account and management inquiries. The Company continues to add enhancement and updates to its management information systems, including hardware. The Company has the hardware capacity to handle the Company's anticipated transaction volume increases.

In 1995, the Company acquired and installed a software package to administer and process transactions of the clients of its healthcare division and in 1997 it acquired and installed a software package to manage collateral and loan transactions of its asset based loans.

COMPETITION

The Company competes with numerous banks, financial institutions, commercial finance companies and other factoring companies with greater financial and other resources than the Company. According to a recent survey in 1997, the four largest factors in the United States, BNY Financial Corp., CIT Group, NationsBanc Commercial and Heller Financial, control approximately 63% of the factored sales volume in the United States, as compared to 5% of United States factored sales volume for the Company. The Company competes with the largest national factors, as well as other national factors and also competes with other regional factoring companies, all of whom target similar clients as the Company and most of whom have operated in the markets serviced by the Company for a longer period of time than the Company. Certain factors compete with the Company for certain types of accounts. For example, one factor may provide services only to textile mills, while another may provide services only to furniture manufacturers. The Company competes primarily on the basis of service, not price, even with respect to higher volume clients to whom the Company may provide lower fee structures than to the Company's typical clients. The Company generally does not seek to compete when price is the sole or primary criterion for potential clients' selection of a factor. Future competition is expected to be based primarily on the quality and level of service provided and the ability to respond to the changing credit environment and demands of many factoring clients. The Company believes that it is well-positioned to respond to these needs.

REGULATION

As a result of the Company's ownership by Union Planters Bank of Florida (formerly Capital Bank), which is owned by Union Planters Corporation, (successor by merger with Capital Bancorp, parent of Capital Bank, effective December 31, 1997) the Company is affected by certain regulations normally applicable only to banking institutions. The Company is subject to periodic examination by representatives of the Florida Department of Banking and Finance, the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board. Additionally, because the Company's immediate parent, Union Planters Bank of Florida, is a Florida-chartered, FDIC-insured bank, the business activities of the Company are generally limited under applicable FDIC regulations to those activities that are permissible for national banks. Although factoring and the other businesses in which the Company currently engages are authorized activities for national banks, there can be no assurance that business opportunities the Company might wish to pursue in the future will be authorized activities for Union Planters Bank of Florida and therefore might be unavailable to the Company because of its regulated status as a subsidiary of Union Planters Bank of Florida.

Federal bank regulations require the Company's parent, Union Planters Bank of Florida, to meet two capital-to-assets ratios. The first such ratio, referred to as the "risk-based" capital test, assigns a weight (or percentage) to assets by categories of risk established by the federal regulators. Under this test, Union Planters Bank of Florida's "tier one capital" (consisting essentially of their common stockholders' equity and minority interests, if applicable) is required to equal at least 4% of their risk-weighted assets. Also as part of the "risk-based" capital test, all of Union Planters Bank of Florida capital (tier one or otherwise) must equal or exceed 8% of aggregate risk-weighted assets.

The second ratio is referred to as the "leverage" test. Under this test, Union Planters Bank of Florida must maintain tier one capital equal to or exceeding 3% of total assets, or such higher level as may be imposed by federal regulators. The regulators have publicly indicated that a bank should, in practice, maintain a leveraged capital-to-assets ratio of at least 1% to 2% above the 3% minimum.

The following table sets forth Union Planters Bank of Florida's regulatory capital ratios as of December 31, 1997 and 1996:

                         UNION PLANTERS BANK OF FLORIDA
                            12/31/97       12/31/96
                         ------------     ---------
Tier One Capital Ratio       9.12%           10.84%
Total Capital Ratio         10.37%           11.75%
Leverage Ratio               7.48%            8.38%

EMPLOYEES

At December 31, 1997, the Company had 307 full-time employees, including 73 in its Boca Raton Headquarters, 82 in its Fort Lauderdale office, 64 in its California office, 46 in its New York office, 34 in its North Carolina office and 8 in its Georgia Office. None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS

The executive officers of Holding and Factors are as follows:


NAME                               AGE   POSITION WITH THE COMPANY
----                               ---   --------------------------

John W. Kiefer....................  51   President, Chief Executive Officer and Director
Stephen J. Donohue................  53   Executive Vice President-New York Regional Manager
James L. Morrison.................  54   Executive Vice President-California Regional Manager
Dennis A. McDermott...............  47   Executive Vice President-Chief Financial Officer
Michael J. Sullivan...............  49   Senior Vice President-North Carolina Regional Manager
John B. Apgar.....................  44   Senior Vice President-Healthcare
Javier J. Holtz...................  37   Executive Vice President and Chairman of the Board


Mr. Kiefer has served as the Company's President and Chief Executive Officer and as a director since April 1987. Mr. Kiefer had also served as a Senior Vice President of Bancorp since January 1987 until December 1997 and he has served as director of the Bank since October 1992. From 1984 to 1986, Mr. Kiefer served as Senior Vice President-Regional Manager of Barclays American/Commercial Inc. and served as Vice President from 1981 to 1984.

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

Mr. McDermott has served as the Company's Senior Vice President-Chief Financial Officer since July 1991 and was promoted to Executive Vice President in December 1997. Prior to joining the Company, Mr. McDermott served as Chief Accounting Officer from April 1990 to June 1991 at the request of the Resolution Trust Company with several troubled financial institutions, including AmeriFirst Bank, American Pioneer Savings Bank, and CenTrust Bank. Mr. McDermott served as Vice President-Chief Financial Officer of Ambassador Financial Group, Inc., a savings and loan holding company, from July 1988 to March 1990, and as Executive Vice President-Chief Financial Officer of Crossland Savings from September 1983 to June 1988.

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

Mr. Javier Holtz has served as a director of the Company since August 1987 and as Executive Vice President since November 1994. Mr. Holtz was appointed Chairman of the Board of the Company in October 1994. In addition, Mr. Holtz has been employed by the Bank since 1983, most recently as an Executive Vice President. Mr. Holtz had been a director of the Bank since 1988. Mr. Holtz had also served as Senior Vice President of Bancorp from January 1990 until December 1997. Mr. Holtz is Chairman of the Board of Capital Bank, N.A., Rockville, Maryland. Mr. Holtz is the brother of Daniel Holtz, a director of the Company who served as the Chairman of the Board, President and Chief Executive
Officer of each of Bancorp and Capital Bank until December 1997.

ITEM 2. PROPERTIES

The Company provides services to its clients through offices located in Boca Raton and Fort Lauderdale, Florida; Los Angeles, California; New York City, New York; Charlotte, North Carolina; and Atlanta, Georgia. The Company acquired the office building located in Fort Lauderdale, Florida from an affiliate in December 1990. In October 1996, the Company entered into a ten-year lease for approximately 14,200 square feet of office space in Boca Raton. The lease provides for annual base rent of approximately $312,000 for the first five years and $341,000 for the remaining term. The Company's corporate headquarters and the Florida regional office re-located to the Boca Raton office in May 1997 and the Fort Lauderdale office now serves as the Company's operations center. The Company leases approximately 14,000 square feet of office space in Los Angeles pursuant to a ten-year lease that terminates in September 2005, and provides for annual base rental payments of approximately $218,600 through August 2000 and $257,500 during the remaining term of the lease. The Company leases approximately 12,300 square feet of office space in New York pursuant to a five-year sublease that terminates in December 1999 and provides for annual base rental payments of approximately $368,400 during the remaining term of the lease. The Company leases approximately 9,800 square feet of office space in North Carolina pursuant to a five year lease that terminates in April 2000 and provides for annual base rental payments of approximately $196,430. In March 1997, the Company signed a five-year lease for 3,000 square feet of office space in Atlanta, Georgia. The annual base rental payment for the Atlanta office equals $57,750.

TRADEMARKS, SERVICE MARKS AND LICENSES

In 1991, Capital Bancorp ("Bancorp"), which was merged into Union Planters Corporation on December 31, 1997, registered the name "Capital Factors" with the United States Patent and Trademark Office. Since the registration of such service mark, Bancorp authorized the Company's uninterrupted and unrestricted use of the name "Capital Factors." In 1996, Bancorp made application to register the name "Capital Business Credit" with the United States Patent and Trademark Office. UPC has authorized the Company's uninterrupted and unrestricted use of the name "Capital Business Credit". UPC and the Company are parties to a license agreement dated October 28, 1996. No agreement regarding the Company's use of such service marks exists between UPC and the Company and no fee is paid by the Company in connection with such uses. The "Capital Factors" service mark is effective until December 2001, unless sooner terminated as provided by law. In addition, the Company has recently applied for certain other service marks to be used by it in connection with its business operations. The Company's management does not believe that its business is dependent upon the use of any particular service mark, trademark, license or similar property.

ITEM 3. LEGAL PROCEEDINGS

THE COMPANY
From time to time, the Company has been a party to lawsuits and claims, including lender liability claims, which management considers incidental to normal operations. The Company believes that these matters will not materially affect its financial position or results of its operations.

BANCORP AND CAPITAL BANK

The matters entitled NATHAN J. ESFORMES, STANLEY I. WORTON, M.D., AND LEONARD WEIN, AS INDIVIDUAL SHAREHOLDERS AND ON BEHALF OF ALL OTHER SHAREHOLDERS OF CAPITAL BANCORP V. ABEL HOLTZ, FANA HOLTZ, DANIEL M. HOLTZ, JAVIER J. HOLTZ, CAPITAL BANK AND CAPITAL BANCORP. Circuit Court for the 11th Judicial District in and for Miami-Dade County, Florida (Case No. 95-02515) and STANLEY I. WORTON, M.D., NATHAN J. ESFORMES V. ABEL HOLTZ, FANA HOLTZ, DANIEL HOLTZ AND CAPITAL BANKCORP. Circuit Court for the 11th Judicial District in and for Miami-Dade County, Florida (Case No. 95-02520) were dismissed in the fourth quarter of 1997 with no adverst effect to the Company or Capital Factors. In addition, the regulatory matter involving the change-in-control of the Company's majority shareholder, Union Planters Bank of Florida (f/k/a Capital Bank) was also resolved in the fourth quarter of 1997 when Capital Bancorp, the former parent company of Union Planters Bank of Florida, merged with and into a wholly owned subsidiary of Union Planters Corporation. The Company and Capital Factors were not parties to any of the above proceedings and no liability was incurred on behalf of the Company or Capital Factors in the resolution thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

Effective July 11, 1996, Capital Factors Holding, Inc.'s Common Stock was listed for trading on the Nasdaq National Market under the symbol "CAPF." Prior to that date, there was no established trading market for the Common Stock. The high and low sales prices of the Company's Common Stock since the commencement of public trading are set forth below for the periods indicated:


                                               QUARTER ENDED
                                               -------------
                   MARCH 31, 1997      JUNE 30, 1997     SEPTEMBER  30,1997     DECEMBER 31, 1997
                  ----------------     --------------    -------------------   --------------------

        High          $15.38              $17.75              $19.38                $19.25
        Low           $12.00              $13.25              $16.25                $16.00
        Close         $14.38              $17.50              $18.25                $19.00




                                   SEPTEMBER 30, 1996         DECEMBER 31, 1996
                                  ----------------------    -------------------
                  High                   $10.38                    $13.25
                  Low                    $ 8.25                    $ 9.88
                  Close                  $10.25                    $12.50


As of March 17, 1998, there were approximately 500 holders of record, including individual participants in security position listings of the Company's Common Stock and the closing price as quoted on the Nadsaq National Market was $17.75.

Dividends

The Company has not paid any dividends on the Common Stock as of December 31, 1997. The Company presently intends to retain all future earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend on the Company's results of operations, financial condition and capital requirements, and any regulatory restrictions or restrictions under credit agreements or other funding sources of the Company existing from time to time, as well as other matters which the Company's Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA

   Summary Consolidated Financial Data
   (Dollars in thousands, except per share data)


                                                                YEAR ENDED DECEMBER 31,
                                        1997            1996           1995            1994           1993
                                     -----------    ------------   ------------    ------------   ----------
Income Statement Data:
Factoring fees                       $    30,140     $    26,066     $    19,519     $    17,371     $    15,376
Interest income                           48,192          35,835          28,211          17,628          13,511
Interest expense                         (27,587)        (20,403)        (16,361)        (10,329)         (7,842)
                                     -----------     -----------     -----------     -----------     -----------
Net interest income                       20,605          15,432          11,850           7,299           5,669
Letter of credit and other fees            4,260           3,099           2,040           1,238           1,128
Other income                               2,099           1,708           1,849           1,541           1,303
                                     -----------     -----------     -----------     -----------     -----------
Operating revenues                        57,104          46,305          35,258          27,449          23,476
Provision for credit losses                7,250           3,750           2,235           2,235           2,645
Operating expenses                        30,253          23,516          18,457          14,137          13,072
                                     -----------     -----------     -----------     -----------     -----------
Total expenses                            37,503          27,266          20,692          16,372          15,717
Income before income taxes(1)             19,601          19,039          14,566          11,077           7,759
Net income                                11,662          11,115           8,693           6,092           4,305
Basic earnings per share(2)          $      0.95     $      1.01     $      0.87     $      0.61     $      0.43
Diluted earnings per share(2)        $      0.93     $      1.00     $      0.87     $      0.61     $      0.43
Operating Ratios and Other
Data(3):
Factored sales                       $ 3,252,686     $ 2,651,442     $ 2,001,364     $ 1,536,960     $ 1,326,802
Factoring fees to factored sales            0.93%           0.98%           0.98%           1.13%           1.16%
Net interest income to factored
   sales                                    0.63%           0.58%           0.59%           0.47%           0.43%
Letter of credit and other fees to
   factored sales                           0.14%           0.12%           0.10%           0.08%           0.09%
Other income to factored sales              0.06%           0.06%           0.09%           0.10%           0.09%
                                     -----------     -----------     -----------     -----------     -----------
Operating revenues to factored
   sales                                    1.76%           1.74%           1.76%           1.79%           1.77%
Provision for credit losses to
   factored sales                           0.22%           0.14%           0.11%           0.15%           0.20%
Operating expenses to factored
   sales                                    0.93%           0.89%           0.92%           0.92%           0.99%
                                     -----------     -----------     -----------     -----------     -----------
Total expenses to factored sales            1.15%           1.03%           1.03%           1.07%           1.18%
Income before income taxes to
  factored sales                            0.60%           0.72%           0.73%           0.72%           0.58%
Return on equity(4)                        17.18%          24.01%          30.20%          28.80%          26.57%
Return on assets(4)                         1.84%           2.36%           2.71%           2.35%           1.99%
Average funds employed(5)            $   391,000     $   286,200     $   210,900     $   153,600     $   131,800
Net interest income to average
funds                                       5.27%           5.39%           5.62%           4.75%           4.30%
  employed
Net charge-offs to factored sales
  volume                                    0.13%           0.14%           0.05%           0.17%           0.20%
Accounts receivable turnover in
  days(6)                                     55              52              53              53              52
Average number of employees                  295             242             193             162             153
Avg. factored sales per employee     $    11,026     $    10,956     $    10,370     $     9,487     $     8,672


                                                     DECEMBER 31,
    Balance Sheet Data:                       1997               1996
                                          -------------      --------------
    Receivables, net                         $ 691,734           $ 485,548
    Total assets                               756,577             530,567
    Due to factoring clients                   234,745             191,489
    Borrowings                                 440,354             271,031
    Due to Affiliates and other
    liabilities                                  7,296               5,959
    Shareholders' equity                        74,182              62,088


(1) The results of operations of the Company are included in the consolidated Federal income tax returns filed by Union Planters Corporation, the parent of Union Planters Bank of Florida. Union Planters Bank of Florida, the Company's majority shareholder, allocates income taxes to the Company calculated on a separate return basis.
(2) Per share amounts have been retroactively restated to reflect the change in presentation of earnings per share as discussed in Note 13 to the consolidated financial statements.
(3) For purposes of the ratios and data above for 1994 and 1995, factored sales include certain receivables which are pledged as collateral for those asset-based loans for which the Company provides factoring-type services.
(4) Computed using average monthly balance
(5) Computed using average monthly balances of funds employed (receivables less amounts due to factoring clients).
(6) Computed by dividing 365 by the quotient of (i) factored sales volume for the periods indicated and (ii) the average monthly accounts receivable balance for the periods indicated.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES

Introduction

Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Union Planters Bank of Florida (the "Bank"), formerly know as Capital Bank, a Florida commercial bank. The Bank is a wholly-owned subsidiary of Union Planters Bank whose parent is Union Planters Corporation, successor by merger with Capital Bancorp effective December 31, 1997. Holding has three wholly-owned subsidiaries, Capital Factors, Inc. ("Factors"), CF One, Inc. and CF Investor Corp. Factors has two wholly-owned subsidiaries, CF Funding Corp. ("Funding") and Capital TempFunds, Inc. ("TempFunds"). Throughout this discussion, Holding, Factors and their subsidiaries are collectively referred to as the "Company."

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. In addition, this Form 10-K contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on availability of funding sources, dilution of receivables, concentration of client base and client customer base, dependence on management and key personnel, seasonality and variability of quarterly results, ability of the Company to continue its growth strategy, competition, inability to directly collect healthcare receivables from Medicare and Medicaid, dilution of healthcare receivables, control by majority shareholder, and regulatory restrictions relating to potential new activities, and the Bank, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein. The discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

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

In contrast to the Company's purchase of factored receivables, when the Company makes an asset-based loan, a client assigns its collateral (usually accounts receivable and inventory) to the Company. Upon request of the client, the Company may advance funds to the client as a loan in an amount based upon the eligible collateral. When funds are advanced to a client, a loan receivable balance is created, and cash is disbursed. Although the Company loans funds to the client based on eligible collateral, the Company provides no credit protection and, accordingly, does not assume the risk of loss from a client's customers' inability to pay, although the Company may actually suffer a loss if all sources of repayment fail, including other collateral and guarantees, if any. In connection with asset-based loans, instead of a factoring fee, the Company earns a facility fee. Both factored advances and asset-based loans bear interest at a rate tied to the prime rate.

The Company operates through four regional offices (including the Florida office) and an office in Atlanta which specializes in asset based loans. The Company currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At December 31, 1997, the largest amount due from any one customer, a national department store chain, was approximately $35.4 million.

The Company's factored sales volume can be affected in several ways, including new clients, client retention or loss and other economic conditions. Additionally, fluctuations in the sales dollar volume of the Company's clients, both positive and negative, have a direct impact on the Company's factored sales volume and factoring fees. In this regard, the Company has historically experienced seasonal fluctuations in its factored sales volume and factoring fees as a result of the seasonality of the sales of certain of the Company's clients, especially those in the apparel industry, who typically ship more goods during the four-month period of August through November in order to fill increased customer orders in anticipation of "back to school" and the ensuing holiday season. The Company realized close to 40% of its annual factored sales volume during this 4-month period in 1995, 1996, and 1997.

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

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the fiscal years ended December 31, 1997, 1996 and 1995:


                                                               AS OF DECEMBER 31,
                                                               (dollars in 000's)
                                                   1997             1996              1995
                                               --------------   -------------      -----------
Provision for credit losses                           $7,250          $ 3,750          $2,235
Charge-offs net of recoveries                          4,118            3,837           1,028

Allowance for credit losses-specific                   2,052              531           1,203
Allowance for credit losses-general                    4,073            2,462           1,778
                                               --------------   --------------    ------------

Total allowance for credit losses                     $6,125          $ 2,993          $2,981
Accounts receivable turnover in days                      55               52              53
Accounts receivable past due more than 60
   days as a percentage of factored receivables        10.24%            7.96%           3.49%
Accounts receivable past due more than 90
   days as a percentage of factored receivables         6.69%            4.09%           2.37%
Credit-approved accounts receivable past due
   more than 60 days as a percentage of
   credit approved  receivables (1)                     6.39%            2.36%           4.71%
Credit-approved accounts receivable past due
   more than 90 days as a percentage of
   credit approved receivables (1)                      3.28%            0.86%           2.79%
Net charge-offs to factored sales                       0.13%            0.14%           0.05%






Average receivables                                 $591,328         $438,815        $312,124
Provision for credit losses as a percentage
   of factored sales                                    0.22%            0.14%           0.11%
Provision for credit losses as a percentage
   of average receivables                               1.23%            0.85%           0.72%
Net charge-offs as a percentage of average
   receivables                                          0.70%            0.87%           0.33%
Non-accruing advances                                   $430             $660          $2,184
Non-accruing advances as a percentage of
  receivables                                          0.06%            0.13%           0.60%
Average funds employed   (2)                        $391,000         $286,200        $210,900
Provision for credit losses as a percentage
of average funds employed (2)(3)                       1.85%            1.31%           1.06%
Net charge-offs as a percentage of average
funds employed (2)(4)                                  1.05%            1.34%           0.49%
Non-accruing advances as a percentage of
funds  employed (2)(5)                                 0.09%            0.22%           0.94%


-----------------------------
(1) Management considers the aging of credit-approved receivables a more meaningful measure of exposure to credit risk than the aging of total receivables. The Company guarantees payment of receivables which it credit approves if the receivable was not paid based solely on the customers financial inability to pay.
(2) Funds employed are receivables less amounts due to factoring clients.
(3) Computed by dividing provision for credit losses by average funds employed for each period presented. The provision for credit losses as a percentage of average funds advanced for each of the periods presented was lower than the provision for credit losses as a percentage of average funds employed.
(4) Computed by dividing net charge-offs by average funds employed for each period presented. Net charge-offs as a percentage of average advances for each of the periods presented was lower than net charge-offs as a percentage of average funds employed.
(5) Computed by dividing non-accruing advances by funds employed at the end of each respective period indicated. Non-accruing advances as a percentage of advances during each period presented was lower than non-accruing advances as a percentage of funds employed.


The Company regularly reviews its outstanding accounts receivable and other extensions of credit, such as advances to clients, to determine the adequacy of its allowance for credit losses. Factors such as the level of related credit balances of clients and the impact of economic conditions on the creditworthiness of the Company's clients and the client's customers are given significant consideration in determining the adequacy of the Company's allowance for credit losses. The Company's reserve for doubtful accounts includes a specific and general component. Specific reserves are established for receivables and client advances which the Company's management deems to be wholly or partially uncollectible. The general reserve represents 0.75% of factored receivables that are not specifically reserved for but for which the Company has provided credit guarantees and a reserve for loans originated by the asset-based lending and healthcare divisions. The Company increased its general reserve on loans originated by the asset-based lending and healthcare divisions to 1% of loans outstanding. This represents a more conservative reserve position and is more in line with the Bank's reserve levels.

The provision for credit losses as a percentage of factored sales increased to 0.22% for the fiscal year ended December 31, 1997 from 0.14% for the fiscal year ended December 31, 1996. The 1997 provision includes a $1 million specific reserve for possible loss due to the bankruptcy of a national retail chain and a $1.2 million increase in general reserves for healthcare and asset based loans. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed increased to 1.23% and 1.85%, respectively, for the fiscal year ended December 31, 1997, from 0.85% and 1.31%, respectively, for the fiscal year ended December 31, 1996.

Net charge-offs as a percentage of factored sales decreased from 0.14% for the fiscal year ended December 31, 1996 to 0.13% for the fiscal year ended December 31, 1997. Charge offs included $1,826,000 in client related bad debts and $2,771,000 in customer bad debts. In 1996, the Company charged off $1.1 million in customer bad debts, including a charge-off of $600,000 related to the bankruptcy of a large Northeastern regional chain store customer. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed decreased 0.17% and 0.29%, respectively, for the fiscal year ended December 31, 1997 as compared to the same period in 1996. Net charge-offs as a percentage of factored sales ranged from 0.05% to 0.30% in the 1992-1997 period.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and at December 31, 1997 and December 31, 1996 were 0.09% and 0.22%, respectively. Non-accruing advances as a percentage of receivables was 0.06% at December 31, 1997 and 0.13% at December 31, 1996. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and credit-approved accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 6.39% and 3.28%, respectively, at December 31, 1997 as compared to 2.36% and 0.86%, respectively, at December 31, 1996. The increase in the 60 and 90 day delinquency ratios is primarily related to certain clients who have experienced operational problems with EDI transmissions with some major retail chain stores which has led to an extended payment cycle on such receivables. The delinquency ratios were also adversely affected by the bankruptcy of a large Midwestern chain store, for which the Company has provided reserves to cover potential losses after certain first loss deductible arrangements with its clients. Accounts receivable past due more than 60 days as a percentage of total factored receivables and accounts receivable past due more than 90 days as a percentage of total factored receivables equaled 10.24% and 6.69%, respectively, for the fiscal year ended December 31, 1997 as compared to 7.96% and 4.09%, respectively, for the fiscal year ended December 31, 1997.

FINANCIAL CONDITION - FISCAL YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO DECEMBER 31, 1996

Total assets increased to $756.6 million at December 31, 1997 from $530.6 million at December 31, 1996. The $226 million increase was due primarily to a $206.2 million increase in net receivables. Factored accounts receivables increased $101.0 million primarily as a result of increased factored sales. The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. Asset based loans, which represent loans provided to clients principally collateralized by accounts receivable, increased $82.8 million from $36.0 million at December 31, 1996 to $118.8 million at December 31, 1997.

The increase in assets was principally funded by variable rate asset backed certificates, the "Securitized Financings" and a $50 million revolving credit facility with an unaffiliated bank. Outstanding debt under the Securitized Financings increased to $275.0 million at December 31, 1997 from $175.0 million at December 31, 1996 due to the Company's issuance and full funding of a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates"). Unlike the previously issued certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The senior Variable Funding Certificates ($95.25 million) bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates ($4.75 million) bear interest at LIBOR plus 1.50%, (6.73% and 7.48%, respectively), at December 31, 1997. (See Liquidity and Capital Resources). At December 31, 1997 and December 31, 1996, the Company had $43.6 million and $15.9 million, respectively, outstanding under its $50 million facility with an unaffiliated bank, which bears interest at LIBOR plus 2.15%. This increase in this debt was collateralized by increased asset-based loans and healthcare receivables.

Stockholders' equity increased approximately $12.1 million during 1997 primarily as a result of net income earned by the Company.


RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996.

Net income increased 4.9% to approximately $11.7 million for the fiscal year ended December 31, 1997 from approximately $11.1 million for 1996. Operating revenues (total revenues less interest expense) increased from approximately $46.3 million for the fiscal year ended December 31, 1996 to approximately $57.1 million for 1997, a

23.3% increase. These increases were primarily a result of a 22.7% increase in the Company's factored sales volume from $2.7 billion in 1996 to $3.3 billion in 1997 and the resulting increase in interest income and factoring fees. The factored sales volume increases were attributable to continued growth of the Company's client base, in all four regional offices and asset-based lending.

Factoring fee income increased 15.6% to approximately $30.1 million for 1997 as compared to approximately $26.1 million for 1996 as a result of a 22.7% increase in factored sales. Factoring fee income as a percentage of factored sales for the fiscal years decreased from .98% in 1996 to 0.93% in 1997. This decrease was due to lower factoring commission rates charged on larger clients and overall lower rate structures resulting from competitive market pressures. The Company typically receives lower factoring fees from high volume clients because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed

Net interest income (interest income less interest expense) increased to approximately $20.6 million for 1997 from approximately $15.4 million for the comparable period in 1996, a 33.5% increase. The increase was principally as a result of the $17.6 million of net proceeds raised by the Company's issuance of common stock in July 1996 and the issuance of a fourth series of variable rate asset-backed certificates on April 30, 1997 of which $95.25 million of the senior Variable Funding Certificates and $4.75 million of the senior subordinated Variable Funding Certificates were fully funded and outstanding at December 31, 1997 bearing interest at LIBOR plus 0.75% and LIBOR plus 1.50% respectively, (6.73% and 7.84%, respectively, at December 31, 1997). The proceeds from both transactions were used to reduce the debt outstanding under a debt facility with Union Planters Bank of Florida. The interest rate on the Union Planters Bank of Florida facility was 8.5% at December 31, 1997. Additionally, the Company entered into a $50.0 million revolving loan agreement bearing interest at LIBOR plus 2.15% in April 1996 with an unaffiliated bank. Average borrowings from the revolving loan during 1997 equaled approximately $29.0 million and had an effective interest rate of 8.1% for the twelve month period. Interest income also increased due to an increase of $104.8 million in average outstanding funds employed for 1997 as compared to the prior year.

Letter of credit and other fee income increased to approximately $4.3 million for 1997 from $3.1 million for 1996, a 37.5% increase. Letter of credit fees increased approximately 44.4% or $498,000 and overadvance fees increased 104.4% or $445,000 during the year. Overadvances represent loans to clients in excess of the factored accounts receivable, substantially all of which are collateralized by assets other than receivables. Other fee income, such as wire and audit fees, increased by approximately $218,000 due to the increased factoring volume and asset-based lending activities.

The provision for credit losses equaled $7.3 million for 1997 and $3.8 million for 1996. The provision included $1.8 million related to client losses. In 1997 a $1.0 million charge-off was recorded for a single client bankruptcy filing during 1997. The remainder of the 1997 provision relates to customer accounts receivable, with net charge-offs of $4.1 million compared to $3.8 million in 1996 and the increase in the general reserves on loans originated by asset-based lending and healthcare divisions. Provisions for credit losses as a percentage of factored sales increased to 0.22% for 1997 as compared to 0.14% for the comparable period in 1996, reflecting a slightly higher net charge-off rate for the year (see "Monitoring Asset Quality and Credit Losses").

Operating expenses increased from $23.5 million for 1997 to $30.3 million for 1996. This $6.7 million or 28.7% increase is primarily the result of the move of the Company's corporate headquarters to Boca Raton, expansion in the regional offices and the healthcare division, start-up costs in the Atlanta office, expenses related to Capital TempFunds, Inc. which was acquired in August 1996 and compensation expense related to the compensatory nature of the Company's stock option plan. The compensation expense, which is tied to increases in the market value of the Company's stock, was $1,040,000, ($0.05 per share) for 1997 as compared to $149,000 in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net income increased 27.9% to approximately $11.1 million for 1996 as compared to $8.7 million for 1995, due primarily to an increase in operating revenues offset by an increase in the provision for credit losses and operating expenses. Operating revenues (total revenues less interest expense) increased 31.3% to approximately $46.3 million in 1996 from $35.3 million in 1995. These increases were primarily a result of a 32.5% increase in the Company's factored sales volume from $2.0 billion for 1995 to $2.7 billion for 1996. This increase in factored sales was attributable to the opening of the Charlotte office which increased factored sales volume by $159.6 million year, combined with continued growth of the Company's New York and California offices. The Company's healthcare division, which commenced operations in September 1994, contributed $124.5 million in factored sales, a 41.0% increase over its contribution in the prior year. The New York office accounted for 43.1% of the Company's factored sales volume in 1996, compared to 48.0% in 1995.

The Company experienced a 33.5% increase in factoring fee income for 1996 as compared to 1995 as a result of a 32.5% increase in factored sales. Factoring fee income as a percentage of factored sales remained flat at 0.98% in 1995 and 1996.

Net interest income (interest income less interest expense) increased to approximately $15.4 million for 1996 from approximately $11.8 million for 1995, a 30.2% increase, principally as a result of an increase of $75.3 million, or a 35.7% increase, in average outstanding funds employed for 1996 as compared to 1995. Additionally, the $17.6 million of net proceeds raised by the Company's issuance of common stock in July 1996 which were used to reduce the debt outstanding under the debt facility with Union Planters Bank of Florida favorably impacted net interest income. Net interest income for 1996 also benefited from interest expense reductions achieved through the issuance of $50.0 million of additional Certificates under the Securitized Financings agreement in July 1995, entering into a $40.0 million revolving loan agreement with an unaffiliated bank in April 1996, and the issuance of $10.0 million in subordinated notes in May 1996. Average borrowings from the revolving loan during the year ended December 31, 1996 equaled approximately $17.1 million and had an effective interest rate of 8.2% for the twelve month period. The $10.0 million notes bear interest at a fixed annual rate of 7.95%.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funding is its asset securitization program, the Securitized Financings. This funding is supplemented by the Company's line of credit with Union Planters Bank of Florida and a revolving credit facility with an unaffiliated bank. Additionally, on January 2, 1998, the Company entered into a $150 million unsecured line of credit with Union Planters Corporation.

The trust created in connection with the Securitized Financings (the "Trust") issued three series of asset-backed certificates (each, a "Certificate"), prior to 1997, aggregating $175 million, including $100 million in June 1994, $25 million in December 1994 and $50 million in July 1995. All of the Certificates were issued to life insurance companies. Initially, the Certificates were rated "AA" by Duff & Phelps Credit Rating Company and "A" by Fitch Investors Services, Inc. Approximately one year after its initial rating, Fitch Investor Services, Inc. upgraded its rating of the Certificates to "AA". The scheduled maturity date of the Certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively. The Certificates issued under each series bear interest at LIBOR plus 1.25% (7.23% at December 31, 1997, excluding annualized transaction costs of 0.41%). Interest is payable monthly. An early amortization event will occur if the Company fails to satisfy certain financial covenants. The principal financial covenants contained in the Securitized Financing agreements that the Company must satisfy include, (i) consolidated net worth in excess of $18.5 million, (ii) tangible equity ratio of at least 6% (iii) accounts receivable non-payment percentage of no more than 18%, (iv) 60-day accounts receivable percentage of no more than 10% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (vi) weighted average factoring fee of at least 0.75%, (vii) weighted average accounts receivable turnover of less than 70 days, (viii) accounts receivable dilution of no more than 11%, (ix) accounts receivable payment ratio for three consecutive periods of more than 40%, (x) aggregate amount of subordinated certificates of no more than 25% of senior certificates, (xi) subordinated certificates equal to or greater than 7% of total certificates and (xii) value of accounts receivable transferred to the Trust, of no less than 135% of aggregate certificates. In addition, there are other covenants relating to the collateral, including required capital levels, maximum dilution and delinquency ratios and minimum subordination levels. The Company is in material compliance with these and all other covenants contained in the Securitized Financing agreements. The Company may continue to use the Securitized Financings for funding, provided eligible advances are available for transfer to the Trust.

On April 30, 1997 the Trust issued a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates") in connection with the Securitized Financings. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Certificates were rated "AAA" and "A", respectively by Duff & Phelps Credit Rating Company and "AA" and "BBB", respectively by Fitch Investors Services Inc. At December 31, 1997, $95.25 million and $4.75 million, respectively, of such certificates were outstanding. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% (6.73% and 7.48%, respectively, at December 31, 1997, excluding annualized transaction costs of 0.17%). In connection with the fourth series, the Company formed a new wholly-owned subsidiary, CF Investor Corp. CF Investor Corp., through a limited liability corporation, CF Two, LLC., acquired the junior subordinated certificate issued by the Trust. In connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust.

The Securitized Financings, for all four series, permit future purchases to the extent that the Company generates eligible Advances. Generally, all of the client advances made by the Company, with the exception of those made by its healthcare division, as well as asset-based loans, are eligible for transfer to the Trust. As of December 31, 1997, the Company had transferred to the Trust client advances aggregating nearly $323.8 million.

The Company utilizes a $50.0 million revolving credit facility with an unaffiliated bank which closed in April 1996 for $40.0 million and subsequently increased to $50.0 million in August 1997. The indebtedness under this facility is secured by advances not transferred to the Trust or eligible for transfer to the Trust, most of which were made by the Company's healthcare division or were asset-based loans, as well as all of the equipment used by the Company in its operations. In order for this facility to be fully funded, the Company would have to pledge an amount in excess of $55.6 million in advances. The indebtedness under this facility may not exceed 90% of the value of the advances pledged by the Company as collateral for such indebtedness. At December 31, 1997, the Company had outstanding borrowings of $43.6 million. The indebtedness under this revolving facility bears interest at a rate of LIBOR plus 2.15% (8.09% at December 31, 1997), payable monthly. In February 1998, the revolving credit facility was amended to increase the line to $75.0 million and the interest rate was reduced to LIBOR plus 1.25%, a decrease of 0.90%. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one year periods unless the Company or the lender terminates it. This facility contains certain financial covenants and ratios, including those relating to the Company's debt to net worth (no less than 1 to 1), profitability ($5.2 million of annual consolidated net income) and positive net cash flows (more than $1 per quarter). Funds borrowed under this facility were used by the Company to pay down indebtedness under the Company's line of credit with the Bank, and to fund certain of the Company's healthcare financing activities and asset-based lending activities. The Company expects to utilize the full line and pledge approximately $83.3 million in advances upon completion of the amendment to the agreement.

The Company also has a $150.0 million unsecured revolving line of credit with Union Planters Bank of Florida, pursuant to which the Company had outstanding borrowings of approximately $111.8 million at December 31, 1997. Amounts borrowed under this facility are subject to the Bank's overall statutory limitation on investments in and advances to subsidiaries of 10% of assets. Based on the statutory limitation, the maximum amount which could be outstanding under this line was approximately $151.4 million at December 31, 1997. Indebtedness under this facility bears interest at the prime rate, as published in The Wall Street Journal ("WSJ") (8.5% at December 31, 1997), is subject to annual review by the Bank each June and is due on demand. The Facility has been in place since 1985 and historically has been renewed for one-year periods in June of each year. Interest is payable monthly. The Company generally has used the Facility with the Bank to make advances to its clients. Effective January 15, 1998, the Bank decreased the interest rate on the line of credit to 0.75% below WSJ prime, or 7.75%.

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

In January 1998, the Company entered into a $150.0 million unsecured revolving line of credit with Union Planters Corporation. Indebtedness under this facility will bear interest at 0.75% below the WSJ prime rate. This facility requires that the total debt cannot exceed 95% of the Company's receivables, and the borrowings and payments must be made in increments of $10.0 million. The indebtedness under this facility matures on demand, or if no demand on April 1, 1999.

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $700.8 million of accounts receivable outstanding at December 31, 1997, approximately $294.3 million have balances exceeding $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At December 31, 1997, the largest amount due from any one customer, a national chain store, was approximately $35.4 million. In addition, the Company's accounts receivable turned over in an average of 55 days during 1997 and 52 days during 1996.

The Company had no material commitments for capital expenditures as of December 31, 1997. Management believes that it has the corporate infrastructure in place to support its earnings growth for the foreseeable future. Management also believes that funds available under the Company's current credit facilities (assuming such facilities are renewed or replaced with similar facilities) and cash flow from operations will be sufficient to satisfy the Company's working capital requirements for the next 12 months.

EFFECTS OF INFLATION

The Company believes that inflation has not had a material impact on its results of operations.

IMPACT OF YEAR 2000

The Company relies heavily on computer technologies to operate its business. During 1997, the Company implemented its "Year 2000 Project" to address a potential problem with which substantially all users of automated data processing and information systems are faced. This problem arises from the use by older systems of only two digits to represent the year applicable to a transaction, e.g., "97" to represent "1997" rather than the full four digits. Computer systems so programmed may not operate properly when the last two digits of the year become "00" as will occur on January 1, 2000. In some cases inputting a date later than December 31, 1999, would cause a computer to stop operating while in other cases incorrect output may result. This potential problem could affect a wide variety of automated systems such as mainframe applications, personal computers, communications systems, and other information systems routinely used in all industries. The Company has conducted an assessment of its computer systems and has begun to make the programming changes necessary to make its computer systems Year 2000 compliant. The Company believes that with these modifications to its existing computer-based systems, it will be Year 2000 compliant by December 31, 1998, although the Company cannot provide any assurance in this regard. The Company's systems rely in part on the computer based systems of other companies. As part of the Company's assessment, an overview of certain other companies' Year 2000 compliance strategies is being performed. Nevertheless, if any such company failed to become Year 2000 compliant, the Company could be adversely affected. Although the amount expensed by the Company for its Year 2000 project has not been significant, nor does the Company anticipate that such cost will be significant to its results of operations in any year, these costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties.

In summary, the Company's Year 2000 Project goal and management's expectation is to have all software reviewed and modified or replaced as necessary to achieve Year 2000 compliance and to be fully tested with satisfactory results prior to year-end 1998. Based upon currently available information, management has no reason to believe that its goal and expectation will not be met and does not anticipate that the cost of identifying problems and effecting Year 2000 compliance will have a material impact on the Company's financial condition, results of operations, or liquidity.

Not withstanding the foregoing, the Company continues to bear some risk arising from the advent of the Year 2000 and could be adversely affected should significant clients or customers of the Company fail to address the issues appropriately. Presently management has no reason to believe that any clients with which it has significant relationships are failing to take appropriate action to effect Year 2000 compliance. There can be no assurance until 2000, however, that all of the Company's systems, and the systems of its clients, customers, vendors, and other external business partners will function adequately. If these systems are not year 2000 compliant, it could have a material adverse effect on the Company .

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                             DECEMBER 31,
                                                      1997                  1996
                                                ------------------    ------------------
ASSETS
Cash                                                  $41,253,904         $  28,101,237
Restricted cash                                        10,134,375             6,562,500
Receivables                                           700,786,603           490,977,592
Unearned discounts                                    (2,926,865)           (2,436,301)
Allowance for credit losses                           (6,125,359)           (2,993,534)
                                                ------------------    ------------------
Receivables, net                                      691,734,379           485,547,757
Property and equipment, net                             4,471,397             3,095,157
Other assets                                            8,983,100             7,260,672
                                                ------------------    ------------------
TOTAL                                                $756,577,155         $ 530,567,323
                                                ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Due to affiliates                                       $ 145,570          $  1,310,304
Capital Factors variable rate asset backed
   certificates                                       275,000,000           175,000,000
Note payable to affiliate                             111,754,000            70,131,000
Other borrowings                                       53,600,000            25,900,000
Due to factoring clients                              234,745,074           191,488,668
Other liabilities                                       7,150,825             4,648,892
                                                ------------------    ------------------
Total liabilities                                     682,395,469           468,478,864
                                                ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 25,000,000
   shares authorized; issued and outstanding
   12,303,950 in 1997, 12,300,000 in 1996                 123,040               123,000
Additional paid-in capital                             27,582,840            27,151,932
Retained earnings                                      46,475,806            34,813,527
                                                ------------------    ------------------
Total stockholders' equity                             74,181,686            62,088,459
                                                ------------------    ------------------
TOTAL                                                $756,577,155         $ 530,567,323
                                                ==================    ==================


See accompanying notes to consolidated financial statements.



                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           YEAR ENDED DECEMBER 31,
                                               1997              1996              1995
                                         -----------------   --------------    --------------
REVENUES
Factoring fees                                $30,139,585      $26,066,382       $19,518,541
Interest income                                48,192,429       35,835,351        28,210,599
Letter of credit and other fees                 4,260,039        3,098,596         2,040,383
Other                                           2,098,944        1,707,995         1,849,466
                                         -----------------   --------------    --------------
Total revenues                                 84,690,997       66,708,324        51,618,989
                                         -----------------   --------------    --------------

EXPENSES
Interest expense                               20,196,669       15,137,924        11,629,391
Interest expense to affiliates                  7,390,855        5,265,025         4,731,668
Salaries and benefits                          19,141,804       14,674,483        11,240,046
Provision for credit losses                     7,250,000        3,750,000         2,234,721
Occupancy and other office expenses             4,718,825        3,628,446         2,588,459
Depreciation and amortization                     898,044          656,384           632,739
Professional fees                               1,274,043        1,006,441           991,535
Other                                           4,219,966        3,550,441         3,004,570
                                         -----------------   --------------    --------------
Total expenses                                 65,090,206       47,669,144        37,053,129
                                         -----------------   --------------    --------------
INCOME BEFORE INCOME TAXES                     19,600,791       19,039,180        14,565,860
PROVISION FOR INCOME TAXES                      7,938,512        7,923,956         5,872,763
                                         -----------------   --------------    --------------
NET INCOME                                    $11,662,279      $11,115,224       $ 8,693,097
                                         =================   ==============    ==============
Basic earnings per share                         $   0.95        $    1.01         $    0.87
                                         =================   ==============    ==============
Diluted earnings per share                       $   0.93        $    1.00          $   0.87
                                         =================   ==============    ==============


See accompanying notes to consolidated financial statements.


                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                             YEARS ENDED DECEMBER 31,
                                                               1995, 1996 and 1997

                                                                  ADDITIONAL
                                                    COMMON          PAID-IN           RETAINED
                                                     STOCK          CAPITAL           EARNINGS
                                                 --------------   -------------    ---------------
BALANCE, DECEMBER 31, 1994                            $100,000    $  9,542,096        $15,005,206
Net Income                                                                              8,693,097
                                                 --------------   -------------    ---------------
BALANCE, DECEMBER 31, 1995                             100,000       9,542,096         23,698,303

Net proceeds from the sale of common stock              23,000      17,609,836
Net Income                                                                             11,115,224
                                                 --------------   -------------    ---------------
BALANCE, DECEMBER 31, 1996                             123,000      27,151,932         34,813,527

Net proceeds from the sale of common stock                  40          33,535
Allocation of tax benefits from exercise of
Bancorp  stock options by company personnel                            397,373
Net Income                                                                             11,662,279
                                                 --------------   -------------    ---------------
BALANCE, DECEMBER 31, 1997                            $123,040     $27,582,840        $46,475,806
                                                 ==============   =============    ===============


           See accompanying notes to consolidated financial statements


                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,
                                                   1997                1996                1995
                                             ------------------   ----------------   ------------------
OPERATING ACTIVITIES:
Net income                                        $11,662,279        $11,115,224          $ 8,693,097
Adjustments to reconcile net income
to net cash provided by operating
activities: Depreciation and amortization             898,044            656,384              632,739
Deferred income taxes                              (1,755,379)           (76,610)            (399,986)
Provision for credit losses                         7,250,000          3,750,000            2,234,721
Increase in restricted cash                        (3,571,875)          (375,000)          (1,500,000)
Loss on sale of assets                                                     14,495                3,873
Due (from) to affiliates                           (1,164,734)        (5,142,660)            1,617,266
Other assets                                         (122,912)        (2,103,811)            (430,465)
Other liabilities                                   2,899,306            808,467              690,179
                                             ------------------   ----------------   ------------------
Net cash provided by operating activities          16,094,729          8,646,489           11,541,424
                                             ------------------   ----------------   ------------------

INVESTING ACTIVITIES:
Loan to clients, net                              (27,860,326)        (1,913,535)          (3,053,589)
(Increase) decrease in asset based loans          (82,773,666)          2,295,896         (27,841,907)
Net increase in factoring accounts
receivable,                                       (79,319,123)       (79,560,531)         (32,940,825)
   net of due to factoring clients
Sales of participations                             26,291,256         11,432,386            1,238,287
Payments on participations                         (6,518,356)        (3,919,712)            (751,947)
Purchases of property and equipment                (2,219,148)          (456,749)            (914,342)
Disposals of property and equipment                    50,931             25,033               18,836
                                             ------------------   ----------------   ------------------
Net cash used in investing activities            (172,348,432)       (72,097,212)         (64,245,487)
                                             ------------------   ----------------   ------------------

FINANCING ACTIVITIES:
Issuance of senior certificates                    100,000,000                              50,000,000
Restricted proceeds from senior
certificates                                                           10,000,000         (10,000,000)
Net proceeds from sale of common stock                  33,575         17,632,836
Proceeds from borrowings                           163,167,000        127,528,000           53,522,033
Payments on  borrowings                           (93,844,000)       (83,757,000)         (35,802,033)
Payments of deferred financing costs                 (972,230)          (980,825)            (744,802)
Amortization of deferred costs                       1,022,025            802,135              608,844
                                             ------------------   ----------------   ------------------
Net cash provided by financing activities          169,406,370         71,225,146           57,584,042
                                             ------------------   ----------------   ------------------
NET INCREASE IN CASH                                13,152,667          7,774,423            4,879,979
CASH, BEGINNING OF PERIOD                           28,101,237         20,326,814           15,446,835
                                             ------------------   ----------------   ------------------
CASH, END OF PERIOD                                $41,253,904        $28,101,237          $20,326,814
                                             ==================   ================   ==================

SUPPLEMENTAL CASH FLOW
   INFORMATION:
Cash payments for interest                         $25,554,308        $18,338,991          $14,784,541
                                             ==================   ================   ==================
Cash payments for income taxes                     $ 9,669,839        $13,648,128          $ 4,929,303
                                             ==================   ================   ==================


          See accompanying notes to consolidated financial statements.

CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF OPERATIONS

Capital Factors Holding, Inc. ("the Parent Company") is a majority-owned subsidiary of Union Planters Bank of Florida (the "Bank") which was formerly known as Capital Bank. The Bank is a wholly-owned subsidiary of Union Planters Corporation ("UPC"), the surviving company of a merger with Capital Bancorp ("Bancorp") effective December 31, 1997 and was accounted for as a pooling of interests. The Parent Company was incorporated in June 1994, in order to accommodate the issuance of Variable Rate Asset Backed Certificates (as further discussed in Note 5 to the financial statements), and issued 1000 shares (100%) of its stock to Capital Bank in exchange for 60 shares (100%) of the outstanding shares of Capital Factors, Inc. ("Factors"). On July 1, 1996, the Parent Company effected a 10,000-for-1 stock split resulting in 10,000,000 common shares issued. The stock split was retroactively reflected in the consolidated financial statements. On July 16, 1996, the Parent Company completed an initial public offering of 2,000,000 shares of common stock at a public offering price of $8.50 per share. On August 2, 1996, the underwriting syndicate exercised its option to acquire an additional 300,000 shares of common stock. As a result of the public offering, the Bank's ownership of the Parent Company was reduced to approximately 81% of the outstanding 12,300,000 shares of common stock.

The Parent Company has three wholly-owned subsidiaries, Factors, CF One, Inc. ("CF One"), and CF Investor Corp. Factors has two wholly-owned subsidiaries, CF Funding Corp. ("Funding") and Capital TempFunds, Inc. ("TempFunds"), a North Carolina corporation formed in 1996. On August 9, 1996, Factors acquired substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc. The purchase price paid by Factors was approximately $5.9 million (approximately $5.0 million equal to the net book value of the assets plus an additional $900,000.) An additional amount up to $900,000 is payable over a three year period if certain contingencies are met. Goodwill resulting from the acquisition is being amortized using the straight-line method over a 10 year period. TempFunds is a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home health care agencies.

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

The Company provides services to its clients through four regional offices located in Boca Raton, Florida; Los Angeles, California; New York, New York and Charlotte, North Carolina and an asset based lending office in Atlanta, Georgia. The Company's clients primarily include manufacturers, importers, wholesalers and distributors in apparel and textile related industries and, to a lesser extent, clients in consumer goods related industries and healthcare services.

The Company's factored accounts receivable are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors. As of December 31, 1997 and 1996, the Company had factored accounts receivable aggregating approximately $294.3 million and $192.9 million, respectively, due from 54 and 38 customers, respectively, each with balances exceeding $1 million. These customers are primarily large national or regional department store chains or specialty retailers. The largest amount due from any one customer, a national department store chain, at December 31, 1997 was approximately $35.4 million.

The Company's asset-based loans represent loans provided to clients principally collateralized by accounts receivables. The Company does not service the accounts receivable nor does it provide credit protection of the receivables.

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

Principles of Consolidation - The consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") include the accounts of the Parent Company, Factors, TempFunds, Funding, CF One, and CF Investor Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Income Taxes - There are two components of the income tax provision, current and deferred. Current income tax provisions approximate taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods. Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur. The results of operations of the Company are included in the consolidated Federal income tax return filed by UPC. UPC allocates income taxes to the Company principally calculated on a separate return basis.

Accounting for Stock Options - In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which is effective for awards granted in fiscal years beginning after December 15, 1995. This standard defines a fair value-based method of measuring employee stock options or similar equity instruments. In lieu of recording the value of such options as compensation expense, companies may provide pro forma disclosures quantifying the difference between net income as prescribed by current accounting standards and the related cost measured by such fair value-based method. The Company will measure cost for stock-based compensation as prescribed by the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not evaluated the impact this statement will have on the Company's consolidated financial position and results of operations

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public companies report selected information about operating segments. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations but may have an effect on disclosure of such.

3. RECEIVABLES

Receivables consist of the following:

                                                         DECEMBER 31,
                                                 1997                    1996
                                          -------------------        --------------
 Nonrecourse                                    $326,642,458         $269,812,980
 Recourse                                        201,321,817          157,178,312
                                          -------------------        --------------
 Factored accounts receivables                   527,964,275          426,991,292
 Loans to factoring clients                       54,029,119           27,966,757
 Asset based loans                               118,793,209           36,019,543
                                          -------------------        --------------
                                                $700,786,603         $490,977,592
                                          ===================        ==============

The Company also makes advances to factoring clients. Such advance payments, which are interest earning, are recorded as reductions to the amounts due to the factoring clients for the purchase of receivables. Average funds employed (receivables less amounts due to factoring clients) were $391.0 million and $286.2 million at December 31, 1997 and December 31, 1996, respectively.

Changes in the Company's allowance for credit losses were as follows:

                                             YEAR ENDED DECEMBER 31,
                                         1997           1996            1995
                                     -------------  -------------  -------------
Beginning balance                     $2,993,534     $2,980,778      $1,774,101
Allowance related to
acquisition of TempFunds                                100,000
America, Inc.
Provision for credit losses            7,250,000      3,750,000       2,234,721
Charge-offs                           (4,597,179)    (4,402,745)     (1,625,148)
Recoveries                               479,004        565,501         597,104
                                    --------------   ------------     ----------
Net charge-offs                       (4,118,175)    (3,837,244)     (1,028,044)
                                    --------------  -------------  -------------
Ending balance                        $6,125,359     $2,993,534      $2,980,778
                                    ==============  =============  =============


The Company specifically considered approximately $430,000 and $660,000 of its client advances impaired at December 31, 1997 and December 31, 1996, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods was approximately $309,000 and $30,000, respectively.

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                   DECEMBER 31,
                                            1997                1996
                                      -----------------    ----------------
Land                                       $   479,581         $   479,581
Building                                     1,518,538           1,518,538
Building improvements                          922,157             749,568
Furniture and equipment                      4,369,292           2,752,850
Computer software                              397,215             288,930
Leasehold improvements                         230,201              76,874
                                      -----------------    ----------------
                                            $7,916,984          $5,866,341
Less accumulated depreciation              (3,445,587)         (2,771,184)
                                      -----------------    ----------------
                                            $4,471,397         $ 3,095,157
                                      =================    ================


5.  VARIABLE RATE ASSET-BACKED CERTIFICATES

On June 29, 1994, December 15, 1994 and July 28, 1995 Capital Factors, Inc., through its wholly owned subsidiary CF Funding Corp., issued $100,000,000, $25,000,000 and $50,000,000, respectively, of Variable Rate Asset Backed Certificates ("senior certificates") with maturity dates of December 1999, June 2000 and January 2001. The senior certificates bear an interest rate of LIBOR plus 1.25%. The interest rates on December 31, 1997 and 1996 were 7.23% and 6.86%, respectively. The senior certificates may not be redeemed prior to their stated maturity. On April 30, 1997, CF Funding Corp., issued a fourth series of variable rate asset-backed certificates ("the Variable Funding Certificates") that mature at June 2004. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates which bear interest rates of LIBOR plus 0.75% and LIBOR plus 1.50%, respectively. The interest rates at December 31, 1997 were 6.73% and 7.48%, respectively, excluding annualized transaction costs of 0.17%. Interest on all certificates is payable monthly. The certificates are collateralized by interest-earning advances to factoring clients which totaled approximately $323,760,000 at December 31, 1997. Such advances are made on receivables before they are due or collected by the Company. Capital Factors, Inc., services and administers these advances and related receivables under an agreement entered into by Bankers Trust Company, as Trustee, CF Funding Corp. and Capital Factors, Inc. The senior certificates are subject to acceleration if certain collateral and net worth requirements are not maintained. Remaining deferred issuance costs of $2.1 million are being amortized over the terms of the related series. Such costs are included in other assets on the balance sheets.

Restricted Cash - CF Funding Corporation is required to maintain a cash collateral account at Bankers Trust Company, pursuant to the terms of the aforementioned agreement. Such restricted cash collateral amounted to $10,134,375 and $6,562,500 at December 31, 1997 and 1996, respectively.

6. OTHER BORROWINGS

Notes payable are summarized as follows:

                                                           DECEMBER 31,
                                                    1997               1996
                                               --------------       -----------
Affiliate:
A $150 million revolving line-of-credit
 payable to the Bank at prime ( 8.50% and
 8.25% at December 31, 1997 and 1996,
 respectively) with interest payable
 monthly.  The loan matures on demand.         $ 111,754,000       $ 70,131,000

Non-Affiliate:
A $50,000,000 revolving loan payable
 to an unaffiliated bank at LIBOR plus
 2.15% (8.09% at December 31, 1997) with
 interest payable monthly.  The loan
 matures in March 1999, with automatic
 1 year renewal periods.                          43,600,000         15,900,000

7.95% subordinated  note issued in
 connection with the Company's Securitized
 Financings. Interest is payable monthly.
 The loan is due in July 2001.                    10,000,000         10,000,000
                                                ------------       ------------
Total Other Borrowings                          $165,354,000       $ 96,031,000
                                                ============       ============

Amounts borrowed under the affiliate Bank facility are subject to the Bank's overall statutory limitation on investments in and advances to subsidiaries of 10% of consolidated Bank assets. In addition to the line with the Bank, the Company entered into a $150 million unsecured line of credit with Union Planters Corporation on January 2, 1998. Indebtedness under this facility will bear interest at 0.75% below the WSJ prime rate.

Under the revolving loan payable to an unaffiliated bank, the Company has certain financial covenants and ratios, including those relating to the Company's debt to net worth, profitability and net cash flows. In February 1998, this revolving credit facility was increased to $75.0 million and the interest rate was reduced to LIBOR plus 1.25%, a decrease of 0.90%.

Supplemental information for the Company's borrowings, including the Variable Rate Asset Backed Certificates (Note 5), follows:


                                                                      YEAR ENDED DECEMBER 31,
                                                       1997                1996                 1995
                                                 -----------------    ----------------    -----------------
Maximum amount outstanding at any month-end          $448,464,000       $ 295,566,000         $221,871,000
Average borrowings                                   $346,411,000       $ 258,342,000         $191,264,000
Interest expense for the period                      $ 25,708,058       $  18,843,230         $ 15,140,324
Average interest rate                                        7.42%               7.29%                7.92%
Average interest rate, end of period                         7.54%               7.31%                7.57%


The aggregate maturities of total borrowings at December 31, 1997 are as follows:

Year Ending:
   1998                                   $111,754,000
   1999                                    143,600,000
   2000                                     25,000,000
   2001                                     60,000,000
   Thereafter                              100,000,000
                                          ------------
   Total                                  $440,354,000
                                          ============

7. INCOME TAXES

The results of operations of the Company are included in the consolidated Federal income tax return filed by the Bank. UPC allocates income taxes to the Company principally calculated on a separate return basis. The Company pays to the Bank the amount of its estimated annual current tax provisions. The Company paid approximately $9,609,000, $13,620,000, and $4,929,000, for income taxes in the years ended December 31, 1997, 1996 and 1995, respectively, for income taxes related to its fiscal years ended December 31, 1997 through 1995.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising the Company's net deferred tax asset, which is included in other assets in the balance sheet, as of December 31, 1997 and 1996 are as follows:


                                             1997                1996
                                        ----------------    ----------------
Deferred tax assets:
Bad debts                                   $ 2,362,551         $ 1,154,756
Difference  between book and tax basis
of property                                     211,343             214,115
Deferred stock option compensation              458,519
Deferred compensation                           136,466              89,347
                                        ----------------    ----------------
Deferred asset                                3,168,879           1,458,218
                                        ----------------    ----------------
Deferred tax liability:
Pension costs                                    27,524             (29,750)
Other                                           (31,456)            (18,900)
                                        ----------------    ----------------
Deferred liability                               (3,932)            (48,650)
                                        ----------------    ----------------
Net deferred asset                          $ 3,164,947         $ 1,409,568
                                        ================    ================

The components of the provision for income taxes are as follows:


                                                    YEAR ENDED DECEMBER 31,
                                      1997                 1996                  1995
                                 ----------------    ------------------    ------------------
Current taxes:
  Federal                             $8,185,557           $ 6,996,887           $ 4,898,648
  State                                1,508,334             1,003,679             1,374,101
                                 ----------------    ------------------    ------------------
                                       9,693,891             8,000,566             6,272,749
Deferred taxes (benefit):
  Federal and State                   (1,755,379)              (76,610)
                                                                                    (399,986)
                                 ----------------    ------------------    ------------------
                                     $ 7,938,512           $ 7,923,956           $ 5,872,763
                                 ================    ==================    ==================

The following is a reconciliation between the provision for income taxes included in the accompanying statements of income and the provision computed using the statutory federal tax rate:

                                       YEAR ENDED DECEMBER 31,
                                    1997                    1996                    1995
                            --------------------    ---------------------    ------------ ----------
                                         % OF                     % OF                      % OF
                                        PRE-TAX                   PRE-TAX                 PRE -TAX
                              AMOUNT    INCOME         AMOUNT     INCOME       AMOUNT      INCOME
                            ----------- --------    ------------- -------    ------------ ----------
Computed provision at
statutory rate              $6,860,276    35.0%       $6,663,713   35.0%      $5,098,051      35.0%
State taxes, net of
Federal benefit                802,882     4.1%          678,883    3.6%         774,712       5.3%
Other                          275,354     1.4%          581,360    3.0%
                            =========== ========    ============= =======    ============ ==========
                            $7,938,512    40.5%       $7,923,956   41.6%      $5,872,763      40.3%
                            =========== ========    ============= =======    ============ ==========


8. COMMITMENTS AND OFF-BALANCE SHEET RISK

The Company is a lessee under operating leases for real estate and equipment. The real estate leases contain clauses which require additional rent for increases in operating expenses or a proportionate share of taxes and operating expenses. There are no options to renew the leases of the leased regional offices. The approximate future minimum rental payments under noncancellable leases (exclusive of additional amounts for taxes and operating expenses) as of December 31, 1997, are as follows:

Years Ending December 31,
           1998                                  $1,242,761
           1999                                   1,242,761
           2000                                     661,595
           2001                                     635,540
           2002                                     718,048
           Thereafter                             2,465,507
                                       =====================
                                                 $6,966,212
                                       =====================

Rental expense for the years ended December 31, 1997, 1996 and 1995 was approximately $1,092,000, $745,000 and $624,000, respectively.

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

Credit losses may be incurred when one of the parties fails to perform in accordance with the terms of the contract. The Company's exposure to credit loss is represented by the contractual amount of the commitments to extend credit, commercial letters of credit and standby letters of credit and financial guarantees. This is the maximum potential loss of principal in the event the commitment is drawn upon and the counterparty defaults. In addition, the measurements of the risks associated with these financial instruments is meaningful only when all related and offsetting transactions are considered.

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

Commercial letters of credit are issued to facilitate certain trade transactions, principally the purchase of goods. The risks associated with these transactions are somewhat reduced since the contracts are generally for a short commitment period. Standby letters of credit and financial guarantees are conditional commitments issued to guarantee the performance of a customer to a third party. The Company issues standby letters of credit and financial guarantees to ensure contract performance or assure payment by its clients. The risk involved in issuing standby letters of credit to clients and financial guarantees is similar to the risk involved in extending credit to clients and they are subject to the same credit approvals and monitoring procedures. At December 31, 1997 and 1996, the Company had approximately $48,684,000 and $29,294,000, respectively, of letters of credit and financial guarantees outstanding. The Company usually guarantees letters of credit and financial guarantees only for clients with which the Company has factoring arrangements. Generally, the Company requires collateral to support these commitments and the collateral held varies but may include cash, merchandise, inventory, real estate and the client's reserve balance.

9. RELATED PARTY TRANSACTIONS

The Company expensed interest payments to the Bank of $7,391,000, $5,265,000, and $4,732,000 on its $150 million revolving line of credit facility with the Bank during the periods ended December 31, 1997, 1996 and 1995, respectively.

The Bank obtained group medical, dental and life insurance coverage on behalf of the Company. Premiums are charged to the Company at the same amount as they are assessed by the insurance companies to the Bank with respect to the Company. During 1997, 1996 and 1995, the Company paid insurance premiums of $662,075, $605,277 and $527,669, respectively, for its actual portion of such insurance premiums.

The Bank provided approximately $166.5 million, $135.5 million and $130.1 million during 1997, 1996 and 1995, respectively, of letters of credit for clients of the Company. For a fee, the Company guarantees the payment by its clients under these letters of credit. Fees charged for issuance of the letters of credit are paid directly to the Bank and amounted to $605,429, $373,688, and $462,013 during 1997, 1996 and 1995, respectively.

The Company reimburses the Bank for its portion of commercial insurance expenses. Payments to the Bank for insurance expenses during 1997, 1996 and 1995 equaled $85,426, $465,513, and $149,302, respectively. In addition, the Company paid the Bank $315,635, $224,332, and $148,900, during the periods ended December 31, 1997, 1996 and 1995, respectively, for bank service charges. In addition, the Company paid the Bank $75,000 for internal audit services during 1997. The Company did not pay the Bank for internal audit services in 1996 or 1995.

Due to affiliate represents balances owed to the Bank, principally for income taxes and unpaid interest on the line of credit with the Bank.

10. CONTINGENCIES

From time to time, the Company has been a party to lawsuits and claims, including lender liability claims, which management considers incidental to normal operations. The Company believes that these matters will not materially affect its financial position or results of its operations.


11. RETIREMENT PLAN

Bancorp sponsored a noncontributory defined benefit pension plan (the "Plan") covering employees meeting certain eligibility requirements. The Company's employees are included in the Plan. The benefits are based on years of service and the employee's compensation for the five consecutive years during the last ten years of service that produce the highest average salary. The Plan provides for accumulation of full benefits equal to 1.2% of eligible compensation over a 25-year period. Full vesting will occur after completion of seven years of service. Bancorp's funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. The Bank charged the Company pension costs of approximately $300,000, $283,000, and $172,090 for the years ended December 31, 1997, 1996 and 1995, respectively.

Bancorp and the Company ceased the accrual of benefits under this plan effective December 31, 1997 and is in the process of terminating the plan. At December 31, 1997 and 1996 the fair value of plan assets was $10,858,220 and $8,613,511, and consisted primarily of corporate obligations, mutual funds, U.S. Government securities and other cash equivalents. The effect of this termination by Bancorp is not expected to have a material effect on the Company's financial position or results of operations.


12. STOCK OPTION PLAN

In July 1996, the Company adopted, and later amended, a stock option plan under which 1.3 million shares of Common Stock were reserved for issuance upon exercise of stock options. The stock option plan provides for the granting of both incentive stock options and nonqualified stock options. Options granted vest 20% a year over five years and expire at the end of the tenth year. The plan also provides for the granting of stock appreciation rights.

Stock option activity in the plan is summarized as follows:

                                  AVAILABLE                             OPTION PRICE          WEIGHTED
                                  FOR GRANT          OUTSTANDING          PER SHARE        AVERAGE PRICE
                               -----------------    --------------     ----------------    ---------------
Balance, January 1, 1996                      0                 0
Adoption of Plan                        800,000
Granted                                (572,500)          572,500                 $8.50
Exercised
Canceled                                      0                 0
                               -----------------    --------------     ----------------    ---------------
Balance, December 31, 1996              227,500           572,500                 $8.50              $8.50
Amendment of Plan                       500,000
Granted                                (133,850)          133,850        $13.50-$14.875             $13.66
Exercised                                                  (3,950)                $8.50              $8.50
Canceled                                  3,500            (3,500)
                               -----------------    --------------     ----------------    ---------------
Balance, December 31, 1997              597,150           698,900         $8.50-$14.875              $9.48
                               =================    ==============     ================    ===============

The weighted-average exercise price and the weighted-average remaining contractual life for options outstanding at December 31, 1997:

                                                      WEIGHTED-AVERAGE
                                             ----------------------------------------
                           NUMBER OF
 RANGE OF EXERCISE          OPTIONS                                   REMAINING
       PRICE              OUTSTANDING        EXERCISE PRICE        CONTRACTUAL LIFE         EXERCISABLE
--------------------    -----------------    ----------------    ---------------------    -----------------
        $8.50                    565,850               $8.50                8.6 years              110,450
       $13.50                    117,050              $13.50                9.3 years
      $14.875                     16,000             $14.875                9.3 years
                        -----------------                                                 -----------------
    $8.50 - $14.875              698,900               $9.48                                       110,450
                        =================                                                 =================

The Company measures compensation cost for stock based compensation as prescribed by APB 25, "Accounting for Stock Issued to Employees." All options granted in 1997 and 372,500 options granted in 1996 were granted with restrictions as to their exercise as long as the Bank owns 80% or more of the Company's outstanding shares. These options are accompanied by stock appreciation rights. In accordance with APB 25, the Company has recorded compensation expense of $1,040,000 and $149,000 for 1997 and 1996, respectively, based on the market value of the Company's stock and the vesting schedule of such options. However, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The fair value of the options granted in 1997 and 1996 is estimated on the date of grant using the binomial option-pricing model with the following weighted average assumptions in 1997 and 1996, respectively: dividend yield of 00.0%, expected volatility of 45.4499% and 30.00%, risk-free interest rate of 6.798% and 6.66% and expected option life of 5.0 years. The weighted average fair value of options granted in 1997 was $6.665 and $7.2822 per share, respectively, and $3.34 per share in 1996.

Had compensation cost for the Company's stock option plans been consistently determined based upon the fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would have been different as shown in the table below.

                                                     1997               1996
                                               --------------     --------------
Net earnings - as reported                         11,662,279         11,115,224
Net earnings - pro forma                           11,979,609         11,098,317
Earnings per share - as reported
   Basic                                                $0.95              $1.01
   Diluted                                              $0.93              $1.00
Earnings per share - pro forma
   Basic                                                $0.97              $1.00
   Diluted                                              $0.95              $1.00


13. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is slightly different from the previously required fully diluted earnings per share method and is arrived at by dividing net earnings available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the conversion impact of convertible equity securities. The diluted earnings per share calculation for 1997 equates to what would have been reported in the fully diluted earnings per share calculation. For purposes of comparability, all prior-period earnings per share data have been restated.

The calculation of net earnings per share follows:

                                                       YEARS ENDED DECEMBER 31,
                                                1997            1996            1995
                                             ------------    -----------    -------------
                                              (Dollars in thousands, except per share data)
Basic:
Net income applicable to common shares        11,662,279     11,115,224        8,693,097
Average common shares outstanding             12,301,315     11,044,809       10,000,000
                                             ------------    -----------    -------------
Net earnings per common share -- basic             $0.95          $1.01            $0.87
                                             ============    ===========    =============
Diluted:
Net earnings applicable to common shares      11,662,279     11,115,224        8,693,097
                                             ------------    -----------    -------------
Average common shares outstanding             12,301,315     11,044,809       10,000,000
Stock option adjustment                          294,955        106,034                -
                                             ------------    -----------    -------------
Average common shares outstanding --
diluted                                       12,596,270     11,150,843       10,000,000
                                             ------------    -----------    -------------
Net earnings per common share -- diluted           $0.93          $1.00            $0.87
                                             ============    ===========    =============

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Letters of Credit: As indicated in Note 8, the Company utilizes certain financial instruments with off-balance sheet risk to meet the financing needs of its clients. At December 31, 1997 and 1996, the Company had approximately $48,684,000 and $29,294,000, respectively, of letters of credit and financial guarantees for clients outstanding. The estimated fair value of these off-balance sheet instruments, based on discounting the fees to be charged on the unused portion of such facilities until their respective expiration dates is considered insignificant.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Capital Factors Holding, Inc.

We have audited the accompanying consolidated balance sheets of Capital Factors Holding, Inc. (a majority owned subsidiary of Union Planters Bank of Florida) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capital Factors Holding, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
March  6, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part 1 of this Report on Form 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Relationships and Related Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following financial statements of the Company and its subsidiaries and the independent certified public accountant's report thereon appear in Item 8 hereof.

Independent Auditors' Report Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31,1997, 1996, and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995 Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

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

(10.22) Form of Amendment No. 1 to Employment Agreement among John W. Kiefer, the Registrant, and Capital Factors, Inc. (Exhibit 10.22 to Amendment No.2 to the Company's Registration Statement).**

(10.23) Lease Agreement dated as of October 30, 1996 between Parkwood Properties Corp. and Capital Factors Holding, Inc. (Exhibit 10.23 to the Form 10-K for the year ended December 31, 1996 (the "1996 10-K))

(10.24) Purchase Agreement dated July 31, 1996 by and among Capital Factors, Inc. and TempFunds America, Inc. and TempFunds America Funding Corporation of South Carolina, Inc. (1996 10-K)

(10.25) Amendment dated September 9, 1996 to the Purchase Agreement by and among Capital Factors, Inc. and TempFunds America, Inc. and TempFunds America Funding Corporation of South Carolina, Inc. (1996 10-K)

(10.26) Second Amendment dated September 30, 1996 to the Purchase Agreement by and among Capital Factors, Inc. and TempFunds America, Inc. and TempFunds America Funding Corporation of South Carolina, Inc. (1996 10-K)

(10.27) Third Amendment dated February 28, 1997 to the Purchase Agreement by and among Capital Factors, Inc. and TempFunds America, Inc. and TempFunds America Funding Corporation of South Carolina, Inc. (1996 10-K)

(10.28) Second Amendment to Employment Agreement among John W. Kiefer, the Registrant, and Capital Factors, Inc.

(10.29) Series 1997-1 Supplement, dated as of April 1, 1997, to Capital Factors Financing Trust Pooling and Servicing Agreement dated as of June 1, 1994.

(10.30) First Consolidated Amendment to Loan and Security Agreement, by and between Capital Factors, Inc. and Fleet Capital Corporation, dated as of August 29, 1997.

(11.1) Statement re:computation of per share earnings

(21.1) Subsidiaries of the Registrant

(23.1) Independent Auditors Consent

(27.1) Financial Data Schedule. ***
--------------------

* Exhibits followed by a parenthetical reference are incorporated herein by reference from the document described therein.

** These Exhibits are management contracts or compensatory plans or arrangements.

*** Filed electronically only.

(b) Reports on Form 8-K The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 27, 1998     By: /s/ DENNIS A. MCDERMOTT
                             ------------------------------------
                             DENNIS A. MCDERMOTT
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN W. KIEFER
-----------------------
John W. Kiefer                  Director,
                                President and Principal
                                Executive Officer
March 27, 1998


/s/ JAVIER J. HOLTZ
-----------------------
Javier J. Holtz                 Chairman of the Board
March 27, 1998


/s/ STEPHEN N. ASHMAN
------------------------
Stephen N. Ashman               Director
March 27, 1998


/s/ RONALD S. CHASE
------------------------
Ronald S. Chase                 Director
March 27, 1998


/s/ CYNTHIA COHEN
------------------------
Cynthia Cohen                   Director
March 27, 1998


/s/ NORMAN G. EINSPRUCH
-------------------------
Norman G. Einspruch             Director
March 27, 1998


/s/ DANIEL M. HOLTZ
------------------------
Daniel M. Holtz                 Director
March 27, 1998


/s/ JACK LISTANOWSKY
------------------------
Jack Listanowsky                Director
March 27, 1998

/s/ HAROLD L. OSHRY
------------------------
Harold L. Oshry                 Director
March 27, 1998


/s/ BRUCE RAIFFE
------------------------
Bruce Raiffe                    Director
March 27, 1998

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

(11.1) Statement re:computation of per share earnings

(23.1) Independent Auditors Consent

(27.1) Financial Data Schedule. ***

----------------