Form 10-Q
period 1998-03-31
CAPITAL FACTORS HOLDINGS INC
filed 1998-05-15
CIK 1013836

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to __________________

Commission file no.  0-20863

                         CAPITAL FACTORS HOLDING, INC.
             (Exact name of Registrant as Specified in its Charter)

         FLORIDA                                          65-0500757
(State or other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

        120 East Palmetto Park Road, Suite 500, Boca Raton, Florida      33432
         (Address of Principal Executive Offices)                     (Zip Code)

                                 (561) 368-5011
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                             X   Yes            No
                           -----          -----

As of May 12, 1997 there were 12,304,650 shares of the registrant's Common Stock outstanding.

==============================================================================

ITEM 1.

                          PART I. FINANCIAL INFORMATION
                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                  March 31,      December 31,
                                                                                    1998             1997
                                                                               -------------     -------------
                                                                                 (Unaudited)

ASSETS
  Cash                                                                         $  45,559,689     $  41,253,904
  Restricted cash                                                                 10,134,375        10,134,375
  Receivables                                                                    711,582,248       700,786,603
    Unearned discounts                                                            (3,657,121)       (2,926,865)
    Allowance for credit losses                                                   (5,924,129)       (6,125,359)
                                                                               -------------     -------------
  Receivables, net                                                               702,000,998       691,734,379
  Property and equipment, net                                                      4,409,581         4,471,397
  Other assets                                                                     9,253,321         8,983,100
                                                                               -------------     -------------
TOTAL                                                                          $ 771,357,964     $ 756,577,155
                                                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Due to affiliates                                                            $   1,826,415     $     145,570
  Capital Factors variable rate asset-backed certificates                        275,000,000       275,000,000
  Notes payable to affiliate                                                     124,832,000       111,754,000
  Other borrowings                                                                65,300,000        53,600,000
  Due to factoring clients                                                       220,554,775       234,745,074
  Other liabilities                                                                6,654,125         7,150,825
                                                                               -------------     -------------
    Total liabilities                                                            694,167,315       682,395,469
                                                                               -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 25,000,000
    shares authorized; 12,304,150 issued and
    outstanding at 3/31/98 and 12,303,950
    issued and outstanding at 12/31/97                                               123,042           123,040
  Additional paid-in capital                                                      27,584,538        27,582,840
  Retained earnings                                                               49,483,069        46,475,806
                                                                               -------------     -------------
    Total stockholders' equity                                                    77,190,649        74,181,686
                                                                               -------------     -------------
TOTAL                                                                          $ 771,357,964     $ 756,577,155
                                                                               =============     =============





See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                               -------------------------------
                                                                                   1998               1997
                                                                               -------------     -------------
REVENUES
Factoring fees                                                                 $   7,303,959     $   6,824,377
Interest income                                                                   14,418,709         9,394,155
Letter of credit and other fees                                                    1,069,455           952,436
Other                                                                                420,178           424,802
                                                                               -------------     -------------
Total revenues                                                                    23,212,301        17,595,770

EXPENSES
Interest expense                                                                   5,980,349         3,848,377
Interest expense to affiliates                                                     2,547,283         1,465,725
Salaries and benefits                                                              5,341,648         4,505,344
Provision for credit losses                                                        1,550,000         1,400,000
Occupancy and other office expenses                                                1,229,503           953,953
Depreciation                                                                         275,448           175,763
Professional fees                                                                    316,999           301,889
Other                                                                              1,089,369         1,015,661
                                                                               -------------     -------------
Total expenses                                                                    18,330,599        13,666,712
                                                                               -------------     -------------

INCOME BEFORE INCOME TAXES                                                         4,881,702         3,929,058

PROVISION FOR INCOME TAXES                                                         1,874,439         1,609,114
                                                                               -------------     -------------

NET INCOME                                                                     $   3,007,263     $   2,319,944
                                                                               =============     =============

BASIC EARNINGS PER SHARE                                                       $        0.24     $        0.19
                                                                               =============     =============

DILUTED EARNINGS PER SHARE                                                     $        0.24     $        0.19
                                                                               =============     =============

See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                        1998               1997
                                                                                    -------------     -------------
OPERATING ACTIVITIES
Net income                                                                          $   3,007,263     $   2,319,944
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation                                                                              275,448           175,763
Amortization of deferred costs                                                            289,260           217,456
Deferred income taxes (benefit)                                                           151,265          (302,573)
Provision for credit losses                                                             1,550,000         1,400,000
Increase in due to affiliates                                                           1,680,845           610,770
Increase in other assets                                                                 (748,204)         (944,864)
Decrease in other liabilities                                                            (496,700)         (117,596)
                                                                                    -------------     -------------
Net cash provided by operating activities                                               5,709,177         3,358,900
                                                                                    -------------     -------------

INVESTING ACTIVITIES
Increase in loans to clients, net                                                      (8,502,462)       (3,733,955)
Increase in asset based loans                                                         (16,547,211)       (4,322,946)
Net increase in factored accounts receivable,
   net of due to factoring clients                                                     (6,286,425)      (35,091,611)
Sales of participations                                                                13,445,419         5,995,834
Payments on participations                                                             (8,116,239)         (367,341)
Purchases of property and equipment                                                      (176,174)          (58,603)
                                                                                    -------------     -------------
Net cash used in investing activities                                                 (26,183,092)      (37,578,622)
                                                                                    -------------     -------------

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                     1,700                --
Proceeds from borrowings                                                               75,308,000        57,764,000
Payments on borrowings                                                                (50,530,000)      (21,425,000)
Payments of deferred financing costs                                                           --            (7,038)
                                                                                    -------------     -------------
Net cash provided by financing activities                                              24,779,700        36,331,962
                                                                                    -------------     -------------

NET INCREASE IN CASH                                                                    4,305,785         2,112,240
CASH, BEGINNING OF PERIOD                                                              41,253,904        28,101,237
                                                                                    -------------     -------------
CASH, END OF PERIOD                                                                 $  45,559,689     $  30,213,477
                                                                                    =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest                                                          $   8,194,565     $   5,355,831
                                                                                    =============     =============
Cash payments for income taxes                                                      $      15,000                --
                                                                                    =============     =============



See accompanying notes to consolidated financial statements.

CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  General

The accompanying unaudited consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") have been prepared on a consistent basis in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (principally consisting of normal, recurring accruals) necessary to present fairly the financial condition of the Company as of March 31, 1998 and December 31, 1997, the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. All significant intercompany transactions and balances have been eliminated. The statements are unaudited except for the Consolidated Balance Sheet as of December 31, 1997.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 2 to the Consolidated Financial Statements appearing in the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

Note 2: Receivables

Receivables consist of the following:

                                                   March 31,        December 31,
                                                     1998              1997
                                                 -------------     -------------

Nonrecourse                                      $ 336,767,608     $ 326,642,458
Recourse                                           177,419,900       201,321,817
                                                 -------------     -------------
Factored accounts receivables                      514,187,508       527,964,275
Loans to factoring clients                          62,054,319        54,029,119
Asset-based loans                                  135,340,421       118,793,209
                                                 -------------     -------------

Total Receivables                                $ 711,582,248     $ 700,786,603
                                                 =============     =============


The Company also makes advances to factoring clients. Such advance payments, which are interest earning, are recorded as reductions to the amounts due to the factoring clients for the purchase of receivables. Average funds employed (receivables less amounts due to factoring clients) were $477.1 million and $391.0 million for the quarter ended March 31, 1998 and the year ended December 31, 1997, respectively.

Changes in the Company's allowance for credit losses were as follows:

                                                         Three Months Ended                            Year Ended
                                        -----------------------------------------------------   -------------------------
                                                           % of                        % of                       % of
                                           March 31,     Factored       March 31,   Factored    December 31,    Factored
                                             1998          Sales          1997        Sales        1997          Sales
                                        ------------    ----------    -----------   ---------   ------------   ----------
Beginning balance                       $  6,125,359                  $ 2,993,534               $  2,993,534

Provision for credit losses                1,550,000           .19      1,400,000         .19      7,250,000          .22

Charge-offs                               (1,834,734)          .23     (1,175,780)        .16     (4,597,179)         .14
Recoveries                                    83,504           .01        176,300         .02        479,004          .01
                                        ------------                  -----------               ------------
Net charge-offs                           (1,751,230)          .22       (999,480)        .14     (4,118,175)         .13
                                        ------------                  -----------               ------------

Ending balance                          $  5,924,129                  $ 3,394,054               $  6,125,359
                                        ============                  ===========               ============


The Company specifically considered approximately $1,236,000 and $430,000 of its client advances impaired at March 31, 1998 and December 31, 1997, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods was approximately $307,000 and $309,000, respectively.

Note 3:  Borrowings

Borrowings are summarized as follows:

                                                                                     March 31             December 31,
                                                                                       1998                   1997
                                                                                -------------------    --------------------

Variable rate asset-backed certificates due 1999 through 2001                   $      275,000,000      $      275,000,000
Variable rate revolving credit line due on demand                                       74,832,000             111,754,000
Variable rate revolving credit line due on demand                                       50,000,000                       -
Variable rate revolver loan due 1999                                                    55,300,000              43,600,000
7.95% subordinated notes due 2001                                                       10,000,000              10,000,000
                                                                                -------------------    --------------------

Total borrowings                                                                $      465,132,000     $       440,354,000
                                                                                ===================    ====================


Note 4: Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is slightly different from the previously required fully diluted earnings per share method and is arrived at by dividing net earnings available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the conversion impact of convertible equity securities. The diluted earnings per share calculation for 1998 equates to what would have been reported in the fully diluted earnings per share calculation. For purposes of comparability, all prior-period earnings per share data have been restated.

The calculation of net earnings per share follows:

                                                                  Three Months Ended March 31,
                                                                     1998              1997
                                                                 -------------     -------------
                                                          (Dollars in thousands, except per share data)
Basic:
Net income applicable to common shares                           $   3,007,263     $   2,319,944
Average common shares outstanding                                   12,304,012        12,300,000
                                                                 -------------     -------------
Net income per common share -- basic                             $        0.24     $        0.19
                                                                 =============     =============
Diluted:
Net income applicable to common shares                           $   3,007,263     $   2,319,944
                                                                 -------------     -------------
Average common shares outstanding                                   12,304,012        12,300,000
Stock option adjustment                                                104,208            51,261
                                                                 -------------     -------------
Average common shares outstanding -- diluted                        12,408,220        12,351,261
                                                                 -------------     -------------
Net income per common share -- diluted                           $        0.24     $        0.19
                                                                 =============     =============

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES

Introduction

Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Union Planters Bank of Florida (the "Bank"), formerly know as Capital Bank, a Florida commercial bank. The Bank is a wholly-owned subsidiary of Union Planters Corporation, successor by merger with Capital Bancorp effective December 31, 1997. Holding has three wholly-owned subsidiaries, Capital Factors, Inc. ("Factors"), CF One, Inc. and CF Investor Corp. Factors has two wholly-owned subsidiaries, CF Funding Corp. and Capital TempFunds, Inc. Throughout this discussion, Holding, Factors, and their subsidiaries are collectively referred to as the "Company".

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. In addition, this Form 10-Q may contain certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition, and growth. For this purpose, any statements contained in the Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on availability of funding sources, dilution of receivables, concentration of client base and client customer base, dependence on management and key personnel, seasonality, and variability of quarterly results, ability of the Company to continue its growth strategy, competition, inability to directly collect healthcare receivables from Medicare and Medicaid, dilution of healthcare receivables, control by majority shareholder, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein. The discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

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

The Company operates through four regional offices (including the Florida office) and an office in Atlanta which specializes in asset-based loans. The Company currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At March 31, 1998, the largest amount due from any one customer, a national department store chain, was approximately $30.5 million.

The Company's factored sales volume can be affected in several ways, including new clients, client retention or losses, inflation and other economic conditions. Additionally, fluctuations in the sales dollar volume of the Company's clients, both positive and negative, have a direct impact on the Company's factored sales volume and factoring fees. In this regard, the Company has historically experienced seasonal fluctuations in its factored sales volume and factoring fees as a result of the seasonality of the sales of certain of the Company's clients, especially those in the apparel industry, who typically ship more goods during the four-month period of August through November in order to fill increased customer orders in anticipation of "back to school" and the ensuing holiday season. The Company realized approximately 40% of its annual factored sales volume during this 4-month period in 1997 and 1996.

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

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the three months ended March 31, 1998 and 1997:

                                                                             As of March 31,
                                                                       1998                   1997
                                                                  ------------------    -----------------
                                                                    (Unaudited, Dollars in Thousands)
Provision for credit losses                                                 $ 1,550              $ 1,400
Charge-offs net of recoveries                                                 1,751                  999

Allowance for credit losses-specific                                          1,700                  662
Allowance for credit losses-general                                           4,224                2,732
                                                                  ------------------    -----------------
Total allowance for credit losses                                           $ 5,924              $ 3,394
Accounts receivable turnover in days                                             57                   54
Accounts receivable past due more
  than 60 days as a percentage of factored receivables                        6.99%                8.12%
Accounts receivable past due more
  than 90 days as a percentage of factored receivables                        4.33%                5.01%
Credit-approved accounts receivable past due more
  than 60 days as a percentage of credit approved
  receivables (1)                                                             3.74%                1.94%
Credit-approved accounts receivable past due more
  than 90 days as a percentage of credit approved
  receivables (1)                                                             2.47%                0.58%
Net charge-offs to factored sales                                             0.22%                0.14%
Average receivables                                                        $682,193             $498,168
Provision for credit losses as a
  percentage of factored sales                                                0.19%                0.19%
Provision for credit losses as a
  percentage of average receivables                                           0.23%                0.28%
Net charge-offs as a percentage of
  average receivables                                                         0.26%                0.20%
Non-accruing advances                                                       $ 1,236              $ 1,287
Non-accruing advances as a percentage
  of receivables                                                              0.17%                0.24%
Average funds employed (2)                                                 $477,100             $316,900
Provision for credit losses as a percentage of average
  funds employed (2) (3)                                                   1.30%(6)             1.77%(6)
Net charge-offs as a percentage of
  average funds employed (2) (4)                                           1.47%(6)             1.26%(6)
Non-accruing advances as a percentage
  of funds employed (2) (5)                                                   0.25%                0.38%

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

(6)      Computed on an annualized basis.

The Company regularly reviews its outstanding accounts receivable and other extensions of credit, such as advances to clients, to determine the adequacy of its allowance for credit losses. Factors such as the level of related credit balances of clients and the impact of economic conditions on the creditworthiness of the Company's clients and the client's customers are given significant consideration in determining the adequacy of the Company's allowance for credit losses. The Company's reserve for doubtful accounts includes a specific and general component. Specific reserves are established for receivables and client advances which the Company's management deems to be wholly or partially uncollectible. The general reserve represents 0.75% of factored receivables that are not specifically reserved for but for which the Company has provided credit guarantees and a reserve for loans originated by the asset-based lending and healthcare divisions. The Company increased it general reserve on loans originated by the asset-based lending and healthcare divisions to 1% of loans outstanding at December 31, 1997. This represents a more conservative reserve position and is more in line with the Bank's reserve levels.

The provision for credit losses as a percentage of factored sales equaled 0.19% for the three months ended March 31, 1998 and March 31, 1997. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed decreased to 0.23% and 1.30%, respectively, for the three months ended March 31, 1998, from 0.28% and 1.77%, respectively, for the three months ended March 31, 1997.

Net charge-offs as a percentage of factored sales increased to 0.22% for the period ended March 31, 1998 from 0.14% for the period ended March 31, 1997. For the quarter ended March 31, 1998, the Company charged off $1.4 million in customer bad debts, including approximately $547,000 related to the bankruptcies of two large retail chains. Customer charge-offs for the period ended March 31, 1997 equaled $356,000. Client charge-offs for the period ended March 31, 1998 and March 31, 1997 equaled approximately $478,000 and $820,000, respectively. In the first quarter of 1997, the Company charged off $750,000 due to a client bankruptcy filing during that quarter. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed increased 0.06% and 0.21%, respectively, for the three months ended March 31, 1998 as compared to the same period in 1997.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and at March 31, 1998 and March 31, 1997 were 0.25% and 0.38%, respectively. Non-accruing advances as a percentage of receivables was 0.17% at March 31, 1998 and 0.24% at March 31, 1997. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and credit-approved accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 3.74% and 2.47%, respectively, at March 31, 1998 as compared to 1.94% and 0.58%, respectively, at March 31, 1997. The increase in the 60 and 90 day delinquency ratios is primarily related to certain clients which have experienced operational problems with EDI transmissions with some major retail chain stores which has led to an extended payment cycle on such receivables. Accounts receivable past due more than 60 days as a percentage of factored receivables and accounts receivable past due more than 90 days as a percentage of factored receivables equaled 6.99% and 4.33%, respectively, as of March 31, 1998 as compared to 8.12% and 5.01%, respectively, as of March 31, 1997.

Financial Condition - March 31, 1998 as compared to December 31, 1997

Total assets increased to $771.4 million at March 31, 1998 from $756.6 million at December 31, 1997. The $14.8 million increase was due primarily to a $10.3 million dollar increase in net receivables. Total liabilities decreased $11.8 million to $694.2 million from $682.4 million due primarily to a $14.2 million decrease in due to factoring clients.

Asset-based loans, which represent loans provided to clients principally collateralized by accounts receivable increased by $16.5 million. Asset-based loans totaled $118.8 million at December 31, 1997 and $135.3 million at March 31, 1998. This increase was offset by a decrease of $13.8 million in factored accounts receivable and a corresponding decrease in due to factoring clients of $14.2 million. These decreases are primarily a result of a large volume of receivable collections during the 1st quarter of 1998. Loans to factoring clients also increased $8.0 million.

The increase in assets and decrease in due to factoring clients was principally funded by an $11.7 million increase in the Company's debt outstanding under its $75.0 million revolving credit facility with an unaffiliated bank and a $50.0 million increase in the debt outstanding under the Company's new $150.0 million unsecured revolving line of credit with Union Planters Corporation, offset by a $36.9 decrease of in its $150.0 million line with the Bank. At March 31, 1998 and December 31, 1997, the Company had $55.3 million and $43.6 million, respectively, outstanding under its $75.0 million facility, which bears interest at LIBOR plus 1.25%. This increase in debt was collateralized by increased asset-based loans and healthcare receivables. On January 2, 1998, the Company entered into a $150.0 million unsecured line of credit with Union Planters Corporation, which bears interest at 0.75% below Wall Street Journal ("WSJ") prime, 7.75% at March 31, 1998. Outstanding debt under this line equaled $50.0 million at March 31, 1998. The Company's debt outstanding under its $150.0 million unsecured revolving line of credit with the Bank equaled $74.8 million at March 31, 1998 and $111.8 million at December 31, 1997, respectively. This line was amended on January 15, 1998 to also bear interest at 0.75% below WSJ prime or 7.75% at March 31, 1998 from WSJ prime or 8.25% at March 31, 1997. (See Liquidity and Capital Resources).

Stockholders' equity increased approximately $3.0 million during the first three months of 1998 as a result of net income earned by the Company and the exercise of 200 employee stock options.

Results of Operations - Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

Net income increased 29.6% to approximately $3.0 million for the three month period ended March 31, 1998 from approximately $2.3 million for the comparable period in 1997 due to an increase in operating revenues which were partially offset by a $150,000 increase in the quarterly provision for credit losses, and increases in operating expenses. Operating revenues increased from approximately $12.3 million for the three month period ended March 31, 1997 to approximately $14.7 million for the comparable period in 1998, a 19.6% increase. These increases were the result of a 9.7% increase in the Company's factored sales volume from $730.2 million to $800.8 million for the three month period ended March 31, 1997 and March 31, 1998, respectively, and a 13.9% increase in asset-based loans. Both increases resulted in an increase in interest and fee income. The factored sales volume increases were attributable to increased customer orders in anticipation of the ensuing Spring season and continued growth of the Company's four regional factoring offices. Additionally, the effective interest rate on debt decreased as a result of the issuance of a fourth series of variable rate asset-backed certificates.

Factoring fee income increased to approximately $7.3 million for the three month period ended March 31, 1998 as compared to approximately $6.8 million for the three month period ended March 31, 1997. Factoring fee income as a percentage of factored sales for the three month periods decreased from 0.93% in 1997 to 0.91% in 1998. This decrease was due to lower factoring commission rates charged on larger clients and overall lower rate structures resulting from competitive market pressures. The Company typically receives lower factoring fees from high volume clients because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by the Company and because there is increased competition for such clients' business.

Net interest income (interest income less interest expense) increased to approximately $5.9 million for the three months ended March 31, 1998 from approximately $4.1 million for the comparable period in 1997, a 44.4% increase, principally as a result of an increase of $160.2 million in average outstanding funds employed for the three months ended March 31, 1998 as compared to the same period in the prior year. Net interest income was also favorably impacted by continued interest expense reductions achieved through the use of financing programs with lower interest rates. On April 30, 1997, the Trust issued a fourth series of variable rate asset-backed certificates (the "Variable Funding Certificates") in connection with the Securitized Financings which provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. This fourth series of variable rate asset-backed certificates includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Variable Funding Certificates were fully funded at $95.25 million and $4.75 million, respectively, at March 31, 1998 bearing interest at LIBOR plus 0.75% and 1.50%, respectively, (6.44% and 7.19%, respectively, at March 31, 1998). In February 1998, the Company's $40.0 million revolving loan agreement with an unaffiliated bank, bearing interest at LIBOR plus 2.15% was amended to increase the line to $75.0 million and the interest rate was reduced to LIBOR plus 1.25%, a decrease of 0.90%. Average borrowings from the revolving loan during the three month period ended March 31, 1998 equaled approximately $51.1 million and had an effective interest rate of 7.5% for the three month period.

Letter of credit and other fee income increased to approximately $1.1 million for the three months ended March 31, 1998 from $952,000 for the three months ended March 31, 1997, a 12.3% increase. Overadvance fees increased approximately 34.9% or $56,000 during the three month period while other fee income increased by approximately $61,000 due to the increased factoring volume and growth in the Company's asset-based lending activities.

The provision for credit losses increased to $1.6 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1998. Provisions for credit losses as a percentage of factored sales was 0.19% for the three months ended March 31, 1998 and March 31, 1997. (see "Monitoring Asset Quality and Credit Losses").

Operating expenses less provision for credit losses increased from $7.0 million to $8.3 million for the three month period ended March 31, 1998 as compared to the three months ended March 31, 1997. This $1.3 million or 18.7% increase is primarily the result of the move of the corporate headquarters to Boca Raton in May 1997 and expansion of personnel in the asset-based lending and regional offices.

Liquidity and Capital Resources

The Company's principal source of funding is its asset securitization program, the Securitized Financings. This funding is supplemented by the Company's lines of credit with the Bank, Union Planters Corporation and a revolving credit facility with an unaffiliated bank.

The trust created in connection with the Securitized Financings (the "Trust") had issued three series of asset-backed certificates (each, a "Certificate") aggregating $175 million, including $100 million in June 1994, $25 million in December 1994 and $50 million in July 1995. All of the Certificates were issued to life insurance companies. Initially, the Certificates were rated "AA" by Duff & Phelps Credit Rating Company and "A" by Fitch Investors Services, Inc. Approximately one year after its initial rating, Fitch Investor Services, Inc. upgraded its rating of the Certificates to "AA". The scheduled maturity date of the Certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively. The Certificates issued under each series bear interest at LIBOR plus 1.25% (6.94% at March 31, 1998, excluding annualized transaction costs of 0.39%). Interest is payable monthly. However, an early amortization event will occur if the Company fails to satisfy certain financial covenants. The principal financial covenants contained in the Securitized Financing agreements that the Company must satisfy include, (i) consolidated net worth in excess of $18.5 million, (ii) tangible equity ratio of at least 6% (iii) accounts receivable non-payment percentage of no more than 18%, (iv) 60-day accounts receivable percentage of no more than 10% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (vi) weighted average factoring fee of at least 0.75%, (vii) weighted average accounts receivable turnover of less than 70 days, (viii) accounts receivable dilution of no more than 11%, (ix) accounts receivable payment ratio for three consecutive periods of more than 40%, (x) aggregate amount of subordinated certificates of no more than 25% of senior certificates, (xi) subordinated certificates equal to or greater than 7% of total certificates and (xii) value of accounts receivable transferred to the Trust, of no less than 135% of aggregate certificates. In addition, there are other covenants relating to the collateral, including required capital levels, maximum dilution and delinquency ratios and minimum subordination levels. The Company is in compliance with these and all other covenants contained in the Securitized Financing agreements. The Company may continue to use the Securitized Financings for funding, provided eligible advances are available for transfer to the Trust.

On April 30, 1997 the Trust issued a fourth series of variable rate asset-backed certificates in connection with the Securitized Financings. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Certificates were rated "AAA" and "A", respectively by Duff & Phelps Credit Rating Company and "AA" and "BBB", respectively by Fitch Investors Services Inc. At March 31, 1998 $95.25 million and $4.75 million, respectively, of such certificates were outstanding. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% (6.44% and 7.19%, respectively, at March 31, 1998, excluding annualized transaction costs of 0.17%). In connection with the fourth series, the Company formed a new wholly-owned subsidiary, CF Investor Corp. CF Investor Corp., through a limited liability corporation, CF Two, LLC., acquired the junior subordinated certificate issued by the Trust. In connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust.

The Securitized Financings, for all four series, permit future purchases to the extent that the Company generates eligible advances. Generally, all of the client advances made by the Company, with the exception of those made by its healthcare division, as well as asset-based loans, are eligible for transfer to the Trust. As of March 31, 1998, the Company had transferred to the Trust client advances aggregating nearly $320.1 million.

The Company utilizes a $75.0 million revolving credit facility with an unaffiliated bank which closed in April 1996 for $40.0 million and subsequently increased to $75.0 million in February 1998. The indebtedness under this facility is secured by advances not transferred to the Trust or eligible for transfer to the Trust, most of which were made by the Company's healthcare division or were asset-based loans, as well as all of the equipment used by the Company in its operations. In order for this facility to be fully funded, the Company would have to pledge an amount in excess of $83.3 million in eligible advances. The indebtedness under this facility may not exceed 90% of the value of the advances pledged by the Company as collateral for such indebtedness. At March 31, 1998, the Company had outstanding borrowings of $55.3 million. In February 1998, the interest rate on this revolving credit facility was amended to LIBOR plus 1.25%, a decrease of 0.90%. At March 31, 1998 and March 31, 1997, the interest rates were 6.94% and 7.59%, respectively, reflecting a decrease due to the amendment rate offset by an increase of 0.25% in LIBOR. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one year periods unless the Company or the lender terminates it. This facility contains certain financial covenants and ratios, including those relating to the Company's debt to net worth (no less than 1 to 1), profitability ($5.2 million of annual consolidated net income) and positive net cash flows (more than $1 per quarter). Funds borrowed under this facility were used by the Company to pay down indebtedness under the Company's line of credit with the Bank, and to fund certain of the Company's healthcare financing activities and asset-based lending activities.

The Company has a $150.0 million unsecured revolving line of credit with the Bank, pursuant to which the Company had outstanding borrowings of approximately $74.8 million at March 31, 1998. Amounts borrowed under this facility are subject to the Bank's overall statutory limitation on investments in and advances to subsidiaries of 10% of assets. Based on the statutory limitation, the maximum amount which could be outstanding under this line was approximately $201.9 million at March 31, 1998. Effective January 15, 1998, the Bank decreased the interest rate on the line of credit from prime to 0.75% below prime, or 7.75% at March 31, 1998. This line is subject to annual review by the Bank each June and is due on demand. This facility has been in place since 1985 and historically has been renewed for one-year periods in June of each year. Interest is payable monthly.

In January 1998, the Company entered into a $150.0 million unsecured revolving line of credit with Union Planters Corporation. Indebtedness under this facility bears interest at 0.75% below the WSJ prime rate (7.75% at March 31, 1998). The Company had outstanding borrowings of $50.0 million at March 31, 1998. This facility requires that the total debt cannot exceed 95% of the Company's receivables, and the borrowings and payments must be made in increments of $10.0 million. The indebtedness under this facility matures on demand, or if no demand on April 1, 1999.

In May 1996, CF One, Inc. sold $10.0 million of subordinated notes (the "CF One Notes"), which are collateralized by subordinated certificates that were issued in connection with the Company's Securitized Financings. The CF One Notes, which are due and payable in July 2001, bear interest at an annual fixed rate of 7.95% and are rated "BBB" by both Duff & Phelps Credit Rating Company and Fitch Investors Services, Inc. The principal purpose for the issuance of the CF One Notes was to allow CF One, Inc. to obtain additional financing by taking advantage of the favorable financing terms resulting from an increase in the value of the subordinated certificates held by CF One, Inc. which are collateralized by assets held by the Trust. The increase in the value of the subordinated certificates held by CF One, Inc. was the result of the favorable performance of the receivables and other assets held in the Trust's portfolio.

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $712 million of customer accounts receivable outstanding at March 31, 1998, approximately $277.4 million of customer receivables balances exceeded $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At March 31, 1998, the largest amount due from any one customer, a national chain store, was approximately $30.5 million. In addition, the Company's accounts receivable turned over in an average of 57 days and 54 days during the three months ended March 31, 1998 and 1997, respectively.

The Company had no material commitments for capital expenditures as of March 31, 1998. Management believes that it has the corporate infrastructure in place to support its earnings growth for the foreseeable future. Management also believes that funds available under the Company's current credit facilities (assuming such facilities are renewed or replaced with similar facilities) and cash flow from operations will be sufficient to satisfy the Company's working capital requirements for the next 12 months.

New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement did not have a material impact on the Company's consolidated financial position or results of operations.

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

Impact of Year 2000

The Company relies heavily on computer technologies to operate its business. During 1997, the Company implemented its "Year 2000 Project" to address a potential problem with which substantially all users of automated data processing and information systems are faced. This problem arises from the use by older systems of only two digits to represent the year applicable to a transaction, e.g., "97" to represent "1997" rather than the full four digits. Computer systems so programmed may not operate properly when the last two digits of the year become "00" as will occur on January 1, 2000. In some cases inputting a date later than December 31, 1999, would cause a computer to stop operating while in other cases incorrect output may result. This potential problem could affect a wide variety of automated systems such as mainframe applications, personal computers, communications systems, and other information systems routinely used in all industries. The Company has conducted an assessment of its computer systems and has begun to make the programming changes necessary to make its computer systems Year 2000 compliant. The Company believes that with these modifications to its existing computer-based systems, it will be Year 2000 compliant by December 31, 1998 although the Company cannot provide any assurance in this regard. The Company's systems rely in part on the computer based systems of other companies. As part of the Company's assessment, an overview of certain other companies' Year 2000 compliance strategies is being performed. Nevertheless, if any such company failed to become Year 2000 compliant, the Company could be adversely affected. Although the amount expensed by the Company for its Year 2000 project has not been significant, nor does the Company anticipate that such cost will be significant to its results of operations in any year, these costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties.

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

Notwithstanding the foregoing, the Company continues to bear some risk arising from the advent of the Year 2000 and could be adversely affected should significant clients or customers of the Company fail to address the issues appropriately. Presently management has no reason to believe that any clients with which it has significant relationships are failing to take appropriate action to effect Year 2000 compliance. There can be no assurance until 2000, however, that all of the Company's systems, and the systems of its clients, customers, vendors, and other external business partners will function adequately. If these systems are not Year 2000 compliant, it could have a material adverse effect on the Company.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company

From time to time, the Company has been a party to lawsuits and claims, including lender liability claims, which management considers incidental to normal operations. The Company believes that these matters will not materially affect its financial position or results of its operations.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 10.1 - Second Consolidated Amendment to Loan and Security Agreement, by and between Capital Factors, Inc. and Fleet Capital Corporation, dated as of February, 1998.

         Exhibit 10.2 - Unsecured revolving line of credit with Union Planters Corporation, dated as of January 2, 1998.

         Exhibit 11.1 - Computation of Earnings Per Share incorporated by reference to Note 4 to the Company's unaudited financial statements included herein.

         Exhibit 27.1 - Financial Data Schedule (for SEC use only).

(b) On March 31, 1998, the Company filed a Report on Form 8-K to disclose a change in its Certified Public Accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1998                     By: /s/ Dennis A. McDermott
                                           ------------------------
                                           DENNIS A. MCDERMOTT
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)