Form 10-Q
period 1998-06-30
CAPITAL FACTORS HOLDINGS INC
filed 1998-08-13
CIK 1013836

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period ended June 30, 1998

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

                           [X] Yes  [ ] No

         As of August 10, 1998 there were 12,305,348 shares of the registrant's Common Stock outstanding.

================================================================================

ITEM 1.
                                     PART 1
                              FINANCIAL INFORMATION
                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                       June 30,         December 31,
                                                                                         1998                1997
                                                                                    -------------       -------------
                                                                                     (Unaudited)
ASSETS
  Cash                                                                              $  39,803,773       $  41,253,904
  Restricted cash                                                                       9,375,000          10,134,375
  Receivables                                                                         704,865,590         700,786,603
    Unearned discounts                                                                 (2,861,551)         (2,926,865)
    Allowance for credit losses                                                        (6,191,867)         (6,125,359)
                                                                                    -------------       -------------
  Receivables, net                                                                    695,812,172         691,734,379
  Property and equipment, net                                                           4,321,311           4,471,397
  Other assets                                                                          9,229,567           8,983,100
                                                                                    =============       =============
TOTAL                                                                               $ 758,541,823       $ 756,577,155
                                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Due to affiliates                                                                 $     715,488       $     145,570
  Capital Factors variable rate asset-backed certificates                             253,740,158         275,000,000
  Notes payable to affiliates                                                         129,411,000         111,754,000
  Other borrowings                                                                     83,800,000          53,600,000
  Due to factoring clients                                                            201,538,132         234,745,074
  Other liabilities                                                                     8,708,141           7,150,825
                                                                                    -------------       -------------
    Total liabilities                                                                 677,912,919         682,395,469
                                                                                    -------------       -------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 25,000,000
   shares authorized; 12,304,650
   issued and outstanding at 6/30/98 and 12,303,950
   issued and outstanding at 12/31/97                                                     123,047             123,040
  Additional paid-in capital                                                           27,588,783          27,582,840
  Retained earnings                                                                    52,917,074          46,475,806
                                                                                    -------------       -------------
    Total stockholders' equity                                                         80,628,904          74,181,686
                                                                                    =============       =============
TOTAL                                                                               $ 758,541,823       $ 756,577,155
                                                                                    =============       =============





See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                           June 30,
                                              ----------------------------      ----------------------------
                                                 1998             1997              1998             1997
                                              -----------      -----------      -----------      -----------
REVENUES
Factoring fees                                $ 7,437,027      $ 7,053,027      $14,740,986      $13,877,404
Interest income                                15,063,481       10,836,702       29,482,190       20,230,857
Letter of credit and other fees                 1,260,116        1,118,953        2,329,571        2,071,389
Other                                             511,254          603,161          931,432        1,027,963
                                              -----------      -----------      -----------      -----------
Total revenues                                 24,271,878       19,611,843       47,484,179       37,207,613

EXPENSES
Interest expense                                6,155,371        4,704,882       12,135,720        8,553,259
Interest expense to affiliates                  2,616,053        1,337,795        5,163,336        2,803,520
Salaries and benefits                           5,377,593        4,666,900       10,719,241        9,172,244
Provision for credit losses                     1,300,000          800,000        2,850,000        2,200,000
Occupancy and other office expenses             1,220,386        1,154,809        2,449,889        2,108,762
Depreciation                                      276,918          215,594          552,366          391,357
Professional fees                                 435,664          378,365          752,663          680,254
Other                                           1,233,614        1,095,338        2,322,983        2,110,999
                                              -----------      -----------      -----------      -----------
Total expenses                                 18,615,599       14,353,683       36,946,198       28,020,395
                                              -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                      5,656,279        5,258,160       10,537,981        9,187,218

PROVISION FOR INCOME TAXES                      2,222,274        2,118,554        4,096,713        3,727,668
                                              -----------      -----------      -----------      -----------

NET INCOME                                    $ 3,434,005      $ 3,139,606      $ 6,441,268      $ 5,459,550
                                              ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE                      $      0.28      $      0.26      $      0.52      $      0.44
                                              ===========      ===========      ===========      ===========

DILUTED EARNINGS PER SHARE                    $      0.28      $      0.25      $      0.52      $      0.44
                                              ===========      ===========      ===========      ===========






See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                            Six Months Ended June 30,
                                                        ---------------------------------
                                                            1998                  1997
                                                        -------------       -------------
OPERATING ACTIVITIES:
Net income                                              $   6,441,268       $   5,459,550
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                  552,366             391,357
Amortization of deferred costs                                578,520             464,590
Deferred income taxes (benefit)                              (234,203)           (609,853)
Provision for credit losses                                 2,850,000           2,200,000
Decrease (increase) in restricted cash                        759,375          (1,567,500)
Increase in due to affiliates                                 569,918           2,666,947
Increase in other assets                                     (666,073)           (445,447)
Increase in other liabilities                               1,557,316           1,890,826
                                                        -------------       -------------
Net cash provided by operating activities                  12,408,487          10,450,470
                                                        -------------       -------------

INVESTING ACTIVITIES:
Increase in loans to clients, net                          (7,188,882)        (21,273,833)
Increase in asset-based loans                             (41,278,969)        (17,342,625)
Net decrease (increase) in factoring accounts
  receivable, net of due to factoring clients               3,135,106         (39,669,362)
Sales of participations                                    20,159,211          16,825,635
Payments on participations                                (14,961,202)         (3,215,066)
Purchases of property and equipment                          (326,990)         (1,442,983)
                                                        -------------       -------------
Net cash used in investing activities                     (40,461,726)        (66,118,234)
                                                        -------------       -------------

FINANCING ACTIVITIES:
Issuance (repayment) of Senior Certificates               (21,259,842)         43,884,515
Proceeds from exercise of stock options                         5,950                  --
Proceeds from borrowing                                   135,237,000          91,036,000
Payments on borrowing                                     (87,380,000)        (76,214,000)
Payments of deferred financing costs                               --            (703,343)
                                                        -------------       -------------
Net cash provided by financing activities                  26,603,108          58,003,172
                                                        -------------       -------------

NET INCREASE  (DECREASE) IN CASH                           (1,450,131)          2,335,408
CASH, BEGINNING OF PERIOD                                  41,253,904          28,101,237
                                                        -------------       -------------

CASH, END OF PERIOD                                     $  39,803,773       $  30,436,645
                                                        =============       =============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest                              $  16,099,513       $  10,788,348
                                                        =============       =============
Cash payments for income taxes                          $   3,387,028       $          --
                                                        =============       =============




See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") have been prepared on a consistent basis in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (principally consisting of normal, recurring accruals) necessary to present fairly the financial condition of the Company as of June 30, 1998 and December 31, 1997, the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. All significant inter-company transactions and balances have been eliminated. The statements are unaudited except for the Consolidated Balance Sheet as of December 31, 1997.

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

NOTE 2: RECEIVABLES

Receivables consist of the following:


                                           June 30,         December 31,
                                             1998              1997
                                         ------------      ------------
Nonrecourse                              $361,626,323      $373,100,405
Recourse                                  122,835,367       154,863,870
                                         ------------      ------------
Factored accounts receivables             484,461,690       527,964,275
Loans to factoring clients                 60,331,721        54,029,119
Asset-based loans                         160,072,179       118,793,209
                                         ------------      ------------

Total Receivables                        $704,865,590      $700,786,603
                                         ============      ============


The Company also makes advances to factoring clients. Such advance payments, which are interest earning, are recorded as reductions to the amounts due to the factoring clients for the purchase of receivables. Average funds employed (receivables less amounts due to factoring clients) were $483.1 million and $391.0 million for the six months ended June 30, 1998 and the year ended December 31, 1997, respectively.

Changes in the Company's allowance for credit losses were as follows:


                                                             SIX MONTHS ENDED                                YEAR ENDED
                                        -------------------------------------------------------     ---------------------------
                                                              % OF                       % OF                             % OF
                                           JUNE 30,         FACTORED       JUNE 30,    FACTORED       DECEMBER 31,     FACTORED
                                             1998             SALES           1997       SALES            1997           SALES
                                        --------------       -------     ------------  --------     ---------------    --------
Beginning balance                       $    6,125,359                   $  2,993,534               $    2,993,534

Provision for credit losses                  2,850,000           .17        2,200,000      .15           7,250,000        .22

Charge-offs                                 (3,098,553)          .19       (2,256,698)     .15          (4,597,179)       .14
Recoveries                                     315,061           .02          308,655      .02             479,004        .01
                                        --------------       -------     ------------   ------      --------------     ------
Net charge-offs                             (2,783,492)          .17       (1,948,043)     .13          (4,118,175)       .13
                                        --------------       -------     ------------   ------      --------------     ------

Ending balance                          $    6,191,867                   $  3,245,491               $    6,125,359
                                        ==============                   =============              ==============





The Company specifically considered approximately $1,464,000 and $430,000 of its client advances impaired at June 30, 1997 and December 31, 1997, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods were approximately $350,000 and $309,000, respectively.

NOTE 3: BORROWINGS

Borrowings are summarized as follows:

                                                                          June 30,        December 31,
                                                                            1998             1997
                                                                        ------------      ------------
Variable rate asset-backed certificates due 1999 through 2001           $253,740,158      $275,000,000
Variable rate revolving credit line due on demand                        129,411,000       111,754,000
Variable rate revolver loan due 1999                                      73,800,000        43,600,000
7.95% subordinated notes due 2001                                         10,000,000        10,000,000
                                                                        ------------      ------------

Total borrowings                                                        $466,951,158      $440,354,000
                                                                        ============      ============


NOTE 4: EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which became effective for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is slightly different from the previously required fully diluted earnings per share method and is arrived at by dividing net earnings available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the conversion impact of convertible equity securities. The diluted earnings per share calculation for 1998 equates to what would have been reported in the fully diluted earnings per share calculation under the previous method. For purposes of comparability, all prior-period earnings per share data have been restated.

The Company specifically considered approximately $1,464,000 and $430,000 of its client advances impaired at June 30, 1997 and December 31, 1997, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods were approximately $350,000 and $309,000, respectively.

NOTE 3: BORROWINGS

Borrowings are summarized as follows:

                                                                          June 30,        December 31,
                                                                            1998             1997
                                                                        ------------      ------------
Variable rate asset-backed certificates due 1999 through 2001           $253,740,158      $275,000,000
Variable rate revolving credit line due on demand                        129,411,000       111,754,000
Variable rate revolver loan due 1999                                      73,800,000        43,600,000
7.95% subordinated notes due 2001                                         10,000,000        10,000,000
                                                                        ------------      ------------

Total borrowings                                                        $466,951,158      $440,354,000
                                                                        ============      ============


NOTE 4: EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE, which became effective for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is slightly different from the previously required fully diluted earnings per share method and is arrived at by dividing net earnings available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and the conversion impact of convertible equity securities. The diluted earnings per share calculation for 1998 equates to what would have been reported in the fully diluted earnings per share calculation under the previous method. For purposes of comparability, all prior-period earnings per share data have been restated.

The calculation of net earnings per share follows:

                                                       Three Months Ended June 30,
                                                       ----------------------------
                                                           1998             1997
                                                       -----------      -----------
                                                (Dollars in thousands, except per share data)
Basic:
Net income applicable to common shares                 $ 3,434,005      $ 3,139,606
Average common shares outstanding                       12,304,531       12,300,000
                                                       ===========      ===========
Net income per common share -- basic                   $      0.28      $      0.26
                                                       ===========      ===========

Diluted:
Net income applicable to common shares                 $ 3,434,005      $ 3,139,606
                                                       -----------      -----------
Average common shares outstanding                       12,304,531       12,300,000
Stock option adjustment                                    163,007           54,199
                                                       -----------      -----------
Average common shares outstanding -- diluted            12,467,538       12,354,199
                                                       ===========      ===========
Net income per common share -- diluted                 $      0.28      $      0.25
                                                       ===========      ===========



                                                         Six Months Ended June 30,
                                                       ----------------------------
                                                          1998              1997
                                                       -----------      -----------
                                              (Dollars in thousands, except per share data)
Basic:
Net income applicable to common shares                 $ 6,441,268      $ 5,459,550
Average common shares outstanding                       12,304,273       12,300,000
                                                       ===========      ===========
Net income per common share -- basic                   $      0.52      $      0.44
                                                       ===========      ===========

Diluted:
Net income applicable to common shares                 $ 6,441,268      $ 5,459,550
                                                       -----------      -----------
Average common shares outstanding                       12,304,273       12,300,000
Stock option adjustment                                    140,568           52,736
                                                       -----------      -----------
Average common shares outstanding -- diluted            12,444,841       12,352,736
                                                       ===========      ===========
Net income per common share -- diluted                 $      0.52      $      0.44
                                                       ===========      ===========




ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES



Introduction

Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Union Planters Bank of Florida (the "Bank"), formerly know as Capital Bank, a Florida commercial bank. The Bank, a wholly owned subsidiary of Union Planters Corporation ("UPC") , successor by merger with Capital Bancorp effective December 31, 1997, was merged into Union Planters Bank, National Association on August 1, 1998. The Bank subsequently increased its ownership stake in Holding. Holding has three wholly owned subsidiaries, Capital Factors, Inc. ("Factors"), CF One, Inc. and CF Investor Corp. Factors has two wholly owned subsidiaries, CF Funding Corp. and Capital TempFunds, Inc. Throughout this discussion, Holding, Factors, and their subsidiaries are collectively referred to as the "Company".

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

The Company operates through four regional offices (including the Florida office) and an office in Atlanta which specializes in asset-based loans. The Company currently has over 400 clients who generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At June 30, 1998, the largest amount due from any one customer, a national department store chain, was approximately $43.7 million.

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

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the six months ended June 30, 1998 and June 30, 1997:

                                                                               As of June 30,
                                                                       -----------------------------
                                                                           1998              1997
                                                                       -----------       -----------
                                                                    (Unaudited, Dollars in Thousands)
Provision for credit losses                                            $     2,850       $     2,200
Charge-offs net of recoveries                                                2,783             1,948

Allowance for credit losses-specific                                         1,714               672
Allowance for credit losses-general                                          4,478             2,573
                                                                       -----------       -----------

Total allowance for credit losses                                      $     6,192       $     3,245
Accounts receivable turnover in days                                            55                54
Accounts receivable past due more than 60 days as a
  percentage of factored receivables                                          7.49%             8.88%
Accounts receivable past due more than 90 days as a
  percentage of factored receivables                                          4.77%             5.45%
Credit-approved accounts receivable past due more
  than 60 days as a percentage of credit-approved
  receivables (1)                                                             3.43%             3.31%
Credit-approved accounts receivable past due more
  than 90 days as a percentage of credit-approved
  receivables (1)                                                             2.12%             1.38%
Net charge-offs to factored sales                                             0.17%             0.13%
Average receivables                                                    $   692,367       $   513,811
Provision for credit losses as a percentage of
  factored sales                                                              0.17%             0.15%
Provision for credit losses as a percentage of
  average receivables (6)                                                     0.82%             0.86%
Net charge-offs as a percentage of
  average receivables (6)                                                     0.80%             0.76%
Non-accruing advances                                                  $     1,464       $       973
Non-accruing advances as a percentage
 of receivables                                                               0.21%             0.18%
Average funds employed (2)                                             $   483,100       $   332,600
Provision for credit losses as a percentage of average funds
 employed (2) (3) (6)                                                         1.18%             1.32%
Net charge-offs as a percentage of average
  funds employed (2) (4) (6)                                                  1.15%             1.17%
Non-accruing advances as a percentage
  of funds employed (2) (5)                                                   0.29%             0.27%



(1) Management considers the aging of credit-approved receivables a more meaningful measure of exposure to credit risk than the aging of total receivables. The Company guarantees payment of receivables which it credit approves if the receivable was not paid based solely on the customers' financial inability to pay.
(2) Funds employed are receivables less amounts due to factoring clients.
(3) Computed by dividing provision for credit losses by average funds employed for each period presented. The provision for credit losses as a percentage of average funds advanced for each of the periods presented was lower than the provision for credit losses as a percentage of average funds employed.

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

The Company regularly reviews its outstanding accounts receivable and other extensions of credit, such as advances to clients, to determine the adequacy of its allowance for credit losses. Factors such as the level of related credit balances of clients and the impact of economic conditions on the creditworthiness of the Company's clients and the client's customers are given significant consideration in determining the adequacy of the Company's allowance for credit losses. The Company's allowance for credit losses includes a specific and general component. Specific reserves are established for receivables and client advances which the Company's management deems to be wholly or partially uncollectable. The general reserve represents 0.75% of factored receivables that are not specifically reserved for but for which the Company has provided credit guarantees and a reserve for loans originated by the asset-based lending and healthcare divisions. Since December 31, 1997, the Company's general reserve on loans originated by the asset-based lending and healthcare divisions has been 1% of loans outstanding.

The provision for credit losses as a percentage of factored sales increased to 0.17% for the six months ended June 30, 1998 from 0.15% for the six months ended June 30, 1997. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed decreased from 0.86% and 1.32%, respectively, for the six months ended June 30, 1997, to 0.82% and 1.18%, respectively, for the six months ended June 30, 1998.

Net charge-offs as a percentage of factored sales increased to 0.17% for the six month period ended June 30, 1998 from 0.13% for the period ended June 30, 1997. In the period ended June 30, 1998, the Company charged-off $1.8 million net in customer bad debts, including approximately $547,000 related to the bankruptcies of two large retail chains. Customer charge-offs for the period ended June 30, 1997 equaled $1.0 million and contained no single material customer. Client charge-offs for the periods ended June 30, 1998 and 1997 equaled approximately, $941,000 and $1.2 million, respectively. There were five separate client charge-offs in the six months ended June 30, 1998, the largest of which was $258,000, and in the same period of 1997, the Company charged off $1.2 million due to a single client bankruptcy filing. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed were 0.80% and 1.15%, respectively, for the six months ended June 30, 1998 as compared to 0.76% and 1.17% for the same period in 1997.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and at June 30, 1998 and June 30, 1997, were 0.29% and 0.27%, respectively. Non-accruing advances as a percentage of receivables was 0.21% at June 30, 1998 and 0.18% at June 30, 1997. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and credit-approved accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 3.43% and 2.12%, respectively, at June 30, 1998 as compared to 3.31% and 1.38%, respectively, at June 30, 1997. Accounts receivable past due more than 60 days as a percentage of total factored receivables and accounts receivable past due more than 90 days as a percentage of total factored receivables equaled 7.49% and 4.77%, respectively, for the six-month period ended June 30, 1998 as compared to 8.88% and 5.45%, respectively, for the six-month period ended June 30, 1997.

Financial Condition - June 30, 1998 as compared to December 31, 1997.

Total assets increased to $758.5 million at June 30, 1998 from $756.6 million at December 31, 1997. The $1.9 million increase was due primarily to a $4.1 million dollar increase in net receivables offset by a decrease in cash. Total liabilities decreased $4.5 million to $677.9 million from $682.4 million due primarily to a $33.2 million decrease in due to factoring clients offset by a $26.6 million increase in debt.

Asset-based loans, which represent loans provided to clients principally collateralized by accounts receivable increased by $41.3 million. Asset-based loans totaled $118.8 million at December 31, 1997 and $160.1 million at June 30, 1998. This increase was offset by a decrease of $43.5 million in factored accounts receivable.

The Company increased its debt outstanding under its $75.0 million revolving credit facility with an unaffiliated bank by $30.2 million and borrowed $50.0 million under its new $150.0 million unsecured revolving line of credit with Union Planters Corporation, offset by a $32.3 decrease in its $150.0 million line with the Bank. At June 30, 1998 and December 31, 1997, the Company had $73.8 million and $43.6 million, respectively, outstanding under its $75.0 million facility, which bears interest at LIBOR plus 1.25%. This increase in debt was collateralized by increased asset-based loans. On January 2, 1998, the Company entered into a $150.0 million unsecured line of credit with UPC, which bears interest at 0.75% below Wall Street Journal ("WSJ") prime, 7.75% at June 30, 1998. The Company's debt outstanding under its $150.0 million unsecured revolving line of credit with the Bank equaled $79.4 million at June 30, 1998 and $111.8 million at December 31, 1997, respectively, a decrease of $32.4 million. This line was amended on January 15, 1998 to also bear interest at 0.75% below WSJ prime or 7.75% at June 30, 1998 from WSJ prime or 8.5% at June 30, 1997. Debt under the Company's fourth series of variable rate asset-backed certificates decreased by $21.3 million. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% . (See "Liquidity and Capital Resources").

Stockholders' equity increased approximately $6.4 million during the first six months of 1998 as a result of net income earned by the Company and the exercise of 700 employee stock options.

Results of Operations - Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

Net income increased 9.4% to approximately $3.4 million for the three month period ended June 30, 1998 from approximately $3.1 million for the comparable period in 1997, due to an increase in operating revenues which was partially offset by a $500,000 increase in the quarterly provision for credit losses, and increases in operating expenses. Operating revenues (total revenues less interest expense) increased from approximately $13.6 million for the three month period ended June 30, 1997 to approximately $15.5 million for the comparable period in 1998, a 14.2% increase. This increase was the result of a 13% increase in the Company's factored sales volume from $746.2 million to $843.3 million for the three month periods ended June 30, 1997 and June 30, 1998, respectively, and a $41.3 million increase in asset-based loans. Both increases resulted in an increase in interest and fee income. The factored sales volume increase was attributable to continued growth of the Company's regional factoring offices. Additionally, the effective interest rate on debt decreased as a result of the issuance of a fourth series of variable rate asset-backed certificates in April 1997.

Factoring fee income increased to approximately $7.4 million for the three month period ended June 30, 1998 as compared to approximately $7.1 million for the three-month period ended June 30, 1997. Factoring fee income as a percentage of factored sales for the three-month periods decreased from .95% in 1997 to .88% in 1998. This decrease was due to overall lower rate structures resulting from competitive market pressures.

Net interest income (interest income less interest expense) increased to approximately $6.3 million for the three months ended June 30, 1998 from approximately $4.8 million for the comparable period in 1997, a 31.3% increase, principally as a result of an increase of $140.8 million in average outstanding funds employed for the three months ended June 30, 1998 as compared to the same period in the prior year. Net interest income was also favorably impacted by continued interest expense reductions achieved through the use of financing programs with lower interest rates. On April 30, 1997, the

Company issued the Variable Funding Certificates which provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. This fourth series of variable rate asset-backed certificates includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Variable Funding Certificates were funded at $75.0 million and $3.74 million, respectively, at June 30, 1998 compared to $41.8 million and $2.1 million, respectively, at June 30, 1997. The senior and senior subordinated Variable Funding Certificates bear interest at LIBOR plus 0.75% and 1.50%, respectively, (6.41% and 7.16%, respectively, at June 30, 1998). In February 1998, the Company's $40.0 million revolving loan agreement with an unaffiliated bank, bearing interest at LIBOR plus 2.15 was amended to increase the line to $75.0 million and the interest rate was reduced to LIBOR plus 1.25%, a decrease of 0.90%. Average borrowings from the revolving loan during the three-month period ended June 30, 1998, equaled approximately $63.9 million and had an effective interest rate of 6.99% for the three-month period.

Letter of credit and other fee income increased to approximately $1.3 million for the three months ended June 30, 1998 from $1.1 million for the three months ended June 30, 1997, a 12.6% increase. Overadvance fees increased approximately 30.7% or $76,000 during the three month period while other fee income increased by approximately $65,000 due to the increased factoring volume and growth in the Company's asset-based lending activities.

The provision for credit losses increased to $1.3 million for the three months ended June 30, 1998 from $800,000 for the three months ended June 30, 1997. The provision for credit losses as a percentage of factored sales increased to 0.15% for the three months ended June 30, 1998 as compared to 0.11% for the comparable period in 1997, reflecting a higher net customer charge-off rate.

Operating expenses, excluding the provision for credit losses, increased from $7.5 million to $8.5 million for the three-month period ended June 30, 1998 as compared to the three months ended June 30, 1997. This $1.0 million or 13.8% increase is primarily the result of the move of the corporate headquarters to Boca Raton in May 1997 and expansion of personnel.

Results of Operations - Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

Net income increased 18.0% to approximately $6.4 million for the six months ended June 30, 1998 from approximately $5.5 million for the comparable period in 1997 due to an increase in operating revenues which was partially offset by a $650,000 increase in the provision for credit losses and increases in operating expenses. Operating revenues increased from approximately $25.9 million for the six months ended June 30, 1997 to approximately $30.2 million for the comparable period in 1998, a 16.8% increase. This increase was primarily a result of an 11.4% increase in the Company's factored sales volume from $1,476.4 million to $1,644.1 million for the six months ended June 30, 1997 and June 30, 1998, respectively, and a $106.7 million increase in asset-based loans. Both increases resulted in an increase in interest and fee income. The factored sales volume increase and asset-based loan increases were attributable to growth of the Company's regional factoring offices and asset-based lending divisions. Additionally, the effective interest rate on debt decreased as a result of the issuance of a fourth series of variable rate asset-backed certificates and additional usage of the Company's $75.0 million loan agreement with an unaffiliated bank.

Factoring fee income increased to approximately $14.7 million for the six-month period ended June 30, 1998 as compared to approximately $13.9 million for the six-month period ended June 30, 1997 as a result of an 11.4% increase in factored sales. Factoring fee income as a percentage of factored sales for the six-month periods decreased from 0.94% in 1997 to 0.90% in 1998. This decrease was due to overall lower rate structures resulting from competitive market pressures.

Net interest income (interest income less interest expense) increased to approximately $12.2 million for the six months ended June 30, 1998 from approximately $8.9 million for the comparable period in 1997, a 37.3% increase, principally as a result of an increase of $150.5 million in average outstanding funds employed for the six months ended June 30, 1998 as compared to the same period in the prior year. Funds raised through the Company's utilization of certain lower interest financing programs were used to reduce its debt under the Bank line of credit which bears interest at prime less 0.75% or

7.75%. On April 30, 1997, the Company issued the Variable Funding Certificates which provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. This fourth series of variable rate asset backed certificates includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Variable Funding Certificates were funded at $75.0 million and $3.74 million, respectively, at June 30, 1998, bearing interest at LIBOR plus 0.75% and 1.50%, respectively, (6.41% and 7.16%, respectively, at June 30,
1998). In February 1998, the Company's $40.0 million revolving loan agreement with an unaffiliated bank, bearing interest at LIBOR plus 2.15 was amended to increase the line to $75.0 million and the interest rate was reduced to LIBOR plus 1.25%, a decrease of 0.90%. Average borrowings from the revolving loan during the six months ended June 30, 1998 equaled approximately $57.3 million and had an effective interest rate of 7.23% for the six-month period.

Letter of credit and other fee income increased to approximately $2.3 million for the six months ended June 30, 1998 from $2.1 million for the six months ended June 30, 1997, a 12.5% increase. Overadvance fees increased approximately 32.4% or $132,000 during the six month period while other fee income increased by approximately $127,000 due to the increased factoring volume and growth in the Company's asset-based lending activities.

The provision for credit losses equaled $2.85 million for the six-month period ended June 30, 1998 and $2.2 million for the six-month period ended June 30, 1997. Provisions for credit losses as a percentage of factored sales increased to 0.17% for the six months ended June 30, 1998 as compared to 0.15% for the comparable period in 1997, reflecting a higher net charge-off rate.
(See "Monitoring Asset Quality and Credit Losses").

Operating expenses increased from $14.5 million to $16.8 million for the six-month period ended June 30, 1998 as compared to the six-month period ended June 30, 1997. This $2.3 million or 16.1% increase is primarily the result of the move of the Company's corporate headquarters to Boca Raton in May 1997 and expansion of personnel in the asset-based lending and regional offices.

Liquidity and Capital Resources

The Company's principal source of funding is its asset securitization program, the Securitized Financings. This funding is supplemented by the Company's lines of credit with the Bank, UPC and a revolving credit facility with an unaffiliated bank.

The trust created in connection with the Securitized Financings (the "Trust") had issued three series of asset-backed certificates (each, a "Certificate") aggregating $175 million, including $100 million in June 1994, $25 million in December 1994 and $50 million in July 1995. All of the Certificates were issued to life insurance companies. Initially, the Certificates were rated "AA" by Duff & Phelps Credit Rating Company and "A" by Fitch Investors Services, Inc. Approximately one year after its initial rating, Fitch Investor Services, Inc. upgraded its rating of the Certificates to "AA". The scheduled maturity date of the Certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively. The Certificates issued under each series bear interest at LIBOR plus 1.25% (6.91% at June 30, 1998, excluding annualized transaction costs of 0.41%). Interest is payable monthly. However, an early amortization event will occur if the Company fails to satisfy certain financial covenants. The principal financial covenants contained in the Securitized Financing agreements that the Company must satisfy include, (i) consolidated net worth in excess of $18.5 million, (ii) tangible equity ratio of at least 6%, (iii) accounts receivable non-payment percentage of no more than 18%, (iv) 60-day accounts receivable percentage of no more than 10% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (vi) weighted average factoring fee of at least 0.75%, (vii) weighted average accounts receivable turnover of less than 70 days, (viii) accounts receivable dilution of no more than 11%, (ix) accounts receivable payment ratio for three consecutive periods of more than 40%, (x) aggregate amount of subordinated certificates of no more than 25% of senior certificates, (xi) subordinated certificates equal to or greater than 7% of total certificates, and (xii) value of accounts receivable transferred to the Trust, of no less than 135% of aggregate certificates. In addition, there are other covenants relating to the collateral, including required capital levels, maximum dilution and delinquency ratios and minimum subordination levels. The Company is in compliance with these and all other covenants contained in the Securitized Financing agreements. The

Company may continue to use the Securitized Financings for funding, provided eligible advances are available for transfer to the Trust.

On April 30, 1997 the Trust issued a fourth series of variable rate asset-backed certificates in connection with the Securitized Financings. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Certificates were rated "AAA" and "A", respectively by Duff & Phelps Credit Rating Company and "AA" and "BBB", respectively by Fitch Investors Services Inc. At June 30, 1998, $75 million and $3.74 million, respectively, of such certificates were outstanding as compared to $41.8 million and $2.1 million, respectively, at June 30, 1997. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% (6.41% and 7.16%, respectively, at June 30, 1998, and 6.44% and 7.19%, respectively, at June 30, 1997, excluding annualized transaction costs of 0.23%). In connection with the fourth series, the Company formed a new wholly owned subsidiary, CF Investor Corp. CF Investor Corp., through a limited liability corporation, CF Two, LLC., acquired the junior subordinated certificate issued by the Trust. In connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust.

The Securitized Financings, for all four series, permit future purchases to the extent that the Company generates eligible advances. Generally, all of the client advances made by the Company, with the exception of those made by its healthcare division and asset-based loan divisions are eligible for transfer to the Trust. As of June 30, 1998, the Company had transferred to the Trust client advances aggregating nearly $309 million.

The Company utilizes a $75.0 million revolving credit facility with an unaffiliated bank which closed in April 1996 for $40.0 million and subsequently increased to $75.0 million in February 1998. The indebtedness under this facility is secured by advances not transferred to the Trust or eligible for transfer to the Trust, most of which were made by the Company's healthcare division or asset-based loan divisions, as well as all of the equipment used by the Company in its operations. In order for this facility to be fully funded, the Company would have to pledge an amount in excess of $83.3 million in eligible advances. The indebtedness under this facility may not exceed 90% of the value of the advances pledged by the Company as collateral for such indebtedness. At June 30, 1998 and 1997, the Company had outstanding borrowings of $73.8 million and $27.2 million, respectively. In February 1998, the interest rate on this revolving credit facility was amended to LIBOR plus 1.25%, a decrease of 0.90%. At June 30, 1998 and 1997, the interest rates were 6.94% and 7.84%, respectively, reflecting a decrease due to the amended rate offset by an increase of 0.25% in LIBOR. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one-year periods unless the Company or the lender terminates it. This facility contains certain financial covenants and ratios, including those relating to the Company's debt to net worth (no less than 1 to 1), profitability ($5.2 million of annual consolidated net income) and positive net cash flows (more than $1 per quarter). Funds borrowed under this facility were used by the Company to pay down indebtedness under the Company's line of credit with the Bank, and to fund certain of the Company's healthcare financing activities and asset-based lending activities.

The Company has a $150.0 million unsecured revolving line of credit with the Bank, pursuant to which the Company had outstanding borrowings of approximately $79.4 million at June 30, 1998. Amounts borrowed under this facility are subject to the Bank's overall statutory limitation on investments in and advances to subsidiaries of 10% of assets. Effective January 15, 1998, the Bank decreased the interest rate on the line of credit from prime to 0.75% below prime, or 7.75% at June 30, 1998. This line is subject to annual review by the Bank each June and is due on demand. This facility has been in place since 1985 and historically has been renewed for one-year periods in June of each year. Interest is payable monthly.

In January 1998, the Company entered into a $150.0 million unsecured revolving line of credit with UPC. Indebtedness under this facility bears interest at 0.75% below the WSJ prime rate (7.75% at June 30, 1998). The Company had outstanding borrowings of $50 million at June 30, 1998. This facility requires that the total debt cannot exceed 95% of the Company's receivables, and the borrowings and payments must be made in increments of $10.0 million. The indebtedness under this facility matures on demand, or if no demand on April 1, 1999.

CF One, Inc. holds $10.0 million of subordinated notes (the "CF One Notes"), which are collateralized by subordinated certificates that were issued in connection with the Company's Securitized Financings in May 1996. The CF One Notes, which are due and payable in July 2001, bear interest at an annual fixed rate of 7.95% and are rated "BBB" by both Duff & Phelps Credit Rating Company and Fitch Investors Services, Inc. The principal purpose for the issuance of the CF One Notes was to allow CF One, Inc. to obtain additional financing by taking advantage of the favorable financing terms resulting from an increase in the value of the subordinated certificates held by CF One, Inc. which are collateralized by assets held by the Trust. The increase in the value of the subordinated certificates held by CF One, Inc. was the result of the favorable performance of the receivables and other assets held in the Trust's portfolio.

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $705 million of customer accounts receivable outstanding at June 30, 1998, approximately $271.9 million of customer receivables balances exceeded $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At June 30, 1998, the largest amount due from any one customer, a national chain store, was approximately $43.7 million. In addition, the Company's accounts receivable turned over in an average of 55 days and 54 days during the six months ended June 30, 1998 and 1997, respectively.

The Company had no material commitments for capital expenditures as of June 30, 1998. Management believes that it has the corporate infrastructure in place to support its earnings growth for the foreseeable future. Management also believes that funds available under the Company's current credit facilities (assuming such facilities are renewed or replaced with similar facilities) and cash flow from operations will be sufficient to satisfy the Company's working capital requirements for the next 12 months.

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

Impact of Year 2000

The Company relies heavily on computer technologies to operate its business. During 1997, the Company implemented its "Year 2000 Project" to address a potential problem with which substantially all users of automated data processing and information systems are faced. This problem arises from the use by older systems of only two digits to represent the year applicable to a transaction, e.g., "97" to represent "1997" rather than the full four digits. Computer systems so programmed may not operate properly when the last two digits of the year become "00" as will occur on January 1, 2000. In some cases inputting a date later than December 31, 1999, would cause a computer to stop operating while in other cases incorrect output may result. This potential problem could affect a wide variety of automated systems such as mainframe applications, personal computers, communications systems, and other information systems routinely used in all industries. The Company has conducted an assessment of its computer systems and has begun to make the programming changes necessary to make its computer systems Year 2000 compliant. The Company believes that with these modifications to its existing computer-based systems, it will be Year 2000 compliant by December 31, 1998 although the Company cannot provide any assurance in this regard. The Company's systems rely in part on the computer-based systems of other companies. As part of the Company's assessment, an overview of certain other companies' Year 2000 compliance strategies is being performed. Nevertheless, if any such company failed to become Year 2000 compliant, the Company could be adversely affected. Although the amount expensed by the Company for its Year 2000 project has not been significant, nor does the Company anticipate that such cost will be significant to its results of operations in any year, these costs are difficult to estimate accurately and the projected cost could change due to unanticipated technological difficulties.

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

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its 1998 Annual Meeting of Shareholders on May 22, 1998 (the "Annual Meeting"), at which twelve persons were elected to the Company's Board of Directors. The following sets forth the voting results with respect to each nominee for director, including votes cast for the nominee and the votes withheld:

       Nominee                 VOTES FOR      VOTES AGAINST      VOTES WITHHELD
                               ---------       -------------     --------------
Stephen N. Ashman              12,187,034         2,200               0
Ronald S. Chase                12,187,034         2,200               0
Cynthia R. Cohen               12,187,034         2,200               0
Norman G. Einspruch            12,187,034         2,200               0
Daniel M. Holtz                12,187,034         2,200               0
Javier J. Holtz                12,187,034         2,200               0
John W. Kiefer                 12,187,034         2,200               0
Jack D. Listanowsky            12,187,034         2,200               0
Harold L. Oshry                12,187,034         2,200               0
Bruce S. Raiffe                12,187,034         2,200               0
Jackson W. Moore               12,187,034         2,200               0
Benjamin W. Rawlins, Jr.       12,187,034         2,200               0



Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 11.1 - Computation of Earnings Per Share incorporated by reference to Note 4 to the Company's unaudited financial statements included herein.

         Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1998                         By: /s/ Dennis A. McDermott
                                                  ------------------------
                                                  DENNIS A. MCDERMOTT
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)