Form 10-Q
period 1998-09-30
CAPITAL FACTORS HOLDINGS INC
filed 1998-11-13
CIK 1013836

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file no.  0-20863


                         CAPITAL FACTORS HOLDING , INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          FLORIDA                                          65-0500757
-------------------------------                     ----------------------
(State or other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

        120 EAST PALMETTO PARK ROAD, SUITE 500, BOCA RATON, FLORIDA   33432
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

                              [X]  Yes    [ ]  No

         As of November 5, 1998 there were 12,309,012 shares of the registrant's Common Stock outstanding.

================================================================================

ITEM 1.
                                     PART I
                              FINANCIAL INFORMATION
                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                             September 30,              December 31,
                                                                                 1998                      1997
                                                                        ------------------------     --------------------
                                                                                (Unaudited)
ASSETS
  Cash                                                                           $ 28,907,414              $ 41,253,904
  Restricted cash                                                                  10,134,375                10,134,375
  Receivables                                                                     840,042,918               700,786,603
    Unearned discounts                                                             (4,086,528)               (2,926,865)
    Allowance for credit losses                                                    (6,697,440)               (6,125,359)
                                                                      ------------------------   -----------------------
  Receivables, net                                                                829,258,950               691,734,379
  Property and equipment, net                                                       4,274,144                 4,471,397
  Other assets                                                                      9,781,805                 8,983,100
                                                                      ========================   =======================
TOTAL                                                                            $882,356,688              $756,577,155
                                                                      ========================   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Due to affiliates                                                              $  1,286,356         $         145,570
  Capital Factors variable rate asset-backed certificates                         275,000,000               275,000,000
  Notes payable to affiliates                                                     187,809,000               111,754,000
  Other borrowings                                                                 85,000,000                53,600,000
  Due to factoring clients                                                        238,221,113               234,745,074
  Other liabilities                                                                 9,895,792                 7,150,825
                                                                      ------------------------   -----------------------
    Total liabilities                                                             797,212,261               682,395,469
                                                                      ------------------------   -----------------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 25,000,000
   shares authorized; 12,309,012 issued and
   outstanding at 9/30/98 and 12,303,950
   issued and outstanding at 12/31/97                                                 123,090                   123,040
  Additional paid-in capital                                                       27,625,817                27,582,840
  Retained earnings                                                                57,395,520                46,475,806
                                                                      ------------------------   -----------------------
    Total stockholders' equity                                                     85,144,427                74,181,686
                                                                      ========================   =======================
TOTAL                                                                            $882,356,688             $ 756,577,155
                                                                      ========================   =======================





See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended                         Nine Months Ended
                                                              September 30,                             September 30,
                                                  -------------------------------------     ------------------------------------
                                                        1998                1997                 1998                 1997
                                                  -----------------    ----------------     ----------------    ----------------
REVENUES
Factoring fees                                         $ 8,108,396         $ 8,115,212         $ 22,849,382          $ 21,992,616
Interest income                                         16,791,963          12,860,812           46,274,153            33,091,669
Letter of credit and other fees                          1,463,435           1,174,737            3,793,006             3,246,126
Other                                                      760,003             578,916            1,691,435             1,606,879
                                                  -----------------    ----------------     ----------------    ------------------
Total revenues                                          27,123,797          22,729,677           74,607,976            59,937,290

EXPENSES
Interest expense                                         6,480,155           5,269,495           18,615,875            13,822,754
Interest expense to affiliates                           3,261,493           2,183,375            8,424,829             4,986,895
Salaries and benefits                                    4,979,562           4,691,363           15,698,803            13,863,607
Provision for credit losses                              1,950,000           1,600,000            4,800,000             3,800,000
Occupancy and other office expenses                      1,276,716           1,255,654            3,726,605             3,364,416
Depreciation                                               288,326             249,456              840,692               640,813
Professional fees                                          461,803             333,690            1,214,466             1,013,944
Other                                                    1,261,555           1,026,032            3,584,538             3,137,031
                                                  -----------------    ----------------     ----------------    ------------------
Total expenses                                          19,959,610          16,609,065           56,905,808            44,629,460
                                                  -----------------    ----------------     ----------------    ------------------

INCOME BEFORE INCOME TAXES                               7,164,187           6,120,612           17,702,168            15,307,830

PROVISION FOR INCOME TAXES                               2,685,741           2,472,073            6,782,454             6,199,741
                                                  -----------------    ----------------     ----------------    ------------------

NET INCOME                                             $ 4,478,446         $ 3,648,539         $ 10,919,714          $  9,108,089
                                                  =================    ================     ================    ==================

BASIC EARNINGS PER SHARE                               $      0.36         $      0.30         $       0.89          $       0.74
                                                  =================    ================     ================    ==================

DILUTED EARNINGS PER SHARE                             $      0.36         $      0.30         $       0.88          $       0.74
                                                  =================    ================     ================    ==================






See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                                                           Nine Months Ended September 30,
                                                                                       ----------------------------------------
                                                                                             1998                  1997
                                                                                       -----------------    -------------------
OPERATING ACTIVITIES:
Net income                                                                                 $ 10,919,714            $ 9,108,089
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation                                                                                    840,692                640,813
Amortization of deferred costs                                                                  867,780                732,765
Deferred income taxes (benefit)                                                                (603,948)            (1,007,084)
Provision for credit losses                                                                   4,800,000              3,800,000
Increase in restricted cash                                                                           0             (3,571,875)
Increase in due to affiliates                                                                 1,140,785              5,816,831
Increase in other assets                                                                     (1,182,562)              (429,230)
Increase in other liabilities                                                                 2,744,968              2,765,928
                                                                                     -------------------    -------------------
Net cash provided by operating activities                                                    19,527,429             17,856,237
                                                                                     -------------------    -------------------

INVESTING ACTIVITIES:
Increase in loans to clients, net                                                           (16,989,715)           (26,283,717)
Increase in asset-based loans                                                               (73,470,179)           (43,069,829)
Net increase in factoring accounts
  receivable, net of due to factoring clients                                               (56,373,543)          (101,697,677)
Sales of participations                                                                      31,033,479             22,353,358
Payments on participations                                                                  (23,048,574)            (4,420,261)
Purchases of property and equipment                                                            (523,414)            (1,886,550)
Disposal of property and equipment                                                                    0                 26,322
                                                                                     -------------------    -------------------
Net cash used in investing activities                                                      (139,371,946)          (154,978,354)
                                                                                     -------------------    -------------------

FINANCING ACTIVITIES:
Issuance of Senior Certificates                                                                       0            100,000,000
Proceeds from exercise of stock options                                                          43,027                 28,900
Proceeds from borrowing                                                                     211,725,000            129,235,095
Payments on borrowing                                                                      (104,270,000)           (85,734,000)
Payments of deferred financing costs                                                                  0               (972,230)
                                                                                     -------------------    -------------------
Net cash provided by financing activities                                                   107,498,027            142,557,765
                                                                                     -------------------    -------------------

NET (DECREASE) INCREASE IN CASH                                                             (12,346,490)             5,435,648
CASH, BEGINNING OF PERIOD                                                                    41,253,904             28,101,237
                                                                                     -------------------    -------------------

CASH, END OF PERIOD                                                                         $28,907,414           $ 33,536,885
                                                                                     ===================    ===================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest                                                                  $25,162,039           $ 17,584,735
                                                                                     ===================    ===================
Cash payments for income taxes                                                              $ 5,850,162              $  61,103
                                                                                     ===================    ===================



See accompanying notes to consolidated financial statements.

                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements of Capital Factors Holding, Inc. and Subsidiaries (the "Company") have been prepared on a consistent basis in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (principally consisting of normal, recurring accruals) necessary to present fairly the financial condition of the Company as of September 30, 1998 and December 31, 1997, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. All significant inter-company transactions and balances have been eliminated. The statements are unaudited except for the Consolidated Balance Sheet as of December 31, 1997.

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

NOTE 2: RECEIVABLES

Receivables consist of the following:


                                                        September 30,         December 31,
                                                            1998                  1997
                                                            ----                  ----
Nonrecourse                                             $ 450,067,682        $ 373,100,405
Recourse                                                  128,511,315          154,863,870
                                                    ------------------    -----------------
Factored accounts receivables                             578,578,997          527,964,275
Loans to factoring clients                                 69,200,532           54,029,119
Asset-based loans                                         192,263,389          118,793,209
                                                    ------------------    -----------------

Total Receivables                                       $ 840,042,918        $ 700,786,603
                                                    ==================    =================


The Company also makes advances to factoring clients. Such advance payments, which are interest earning, are recorded as reductions to the amounts due to the factoring clients for the purchase of receivables. Average funds employed (receivables less amounts due to factoring clients) were $512.5 million and $391.0 million for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively.

Changes in the Company's allowance for credit losses were as follows:


                                                             Nine Months Ended                                Year Ended
                                        ---------------------------------------------------------     -------------------------
                                                             % of                          % of                          % of
                                        September 30,      Factored    September 30,     Factored     December 31,     Factored
                                            1998            Sales           1997           Sales          1997           Sales
                                        -------------      --------    -------------      -------     ------------     --------
Beginning balance                        $ 6,125,359                    $ 2,993,534                    $  2,993,534


Provision for credit losses                4,800,000         .19          3,800,000        .16            7,250,000      .22

Charge-offs                               (4,805,146)        .19         (3,040,780)       .13           (4,597,179)      .14
Recoveries                                   577,227         .02            375,650        .02              479,004       .01
                                   -----------------         ---    ---------------        ---     -----------------      ---
Net charge-offs                           (4,227,919)        .16         (2,665,130)       .11           (4,118,175)      .13
                                   -----------------         ---    ---------------        ---     -----------------      ---

Ending balance                           $ 6,697,440                    $ 4,128,404                    $  6,125,359
                                   =================                ===============                =================

The Company specifically considered approximately $2,259,000 and $430,000 of its client advances impaired at September 30, 1998 and December 31, 1997, respectively, and has discontinued the accrual of interest income. The allowance for credit losses related to these impaired loans for the same periods were approximately $177,000 and $309,000, respectively.

NOTE 3: BORROWINGS

Borrowings are summarized as follows:

                                                                                    September 30,           December 31,
                                                                                        1998                    1997
                                                                                  ------------------    ---------------------
Variable rate asset-backed certificates due 1999 through 2001                          $275,000,000         $275,000,000
Variable rate revolving credit line due on demand                                       187,809,000          111,754,000
Variable rate revolver loan due 1999                                                     75,000,000           43,600,000
7.95% subordinated notes due 2001                                                        10,000,000           10,000,000
                                                                                  ------------------    ---------------------

Total borrowings                                                                       $547,809,000        $440,354,000
                                                                                  ==================    =====================


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

The calculation of net earnings per share follows:


                                                                 Three  Months  Ended  September 30,
                                                               ---------------------------------------
                                                                     1998                 1997
                                                               -----------------    ------------------
                                                            (Dollars in thousands, except per share data)
Basic:
Net income applicable to common shares                              $ 4,478,446            $3,648,539
Average common shares outstanding                                    12,304,531            12,301,430
                                                               =================    ==================
Net income per common share -- basic                                  $    0.36             $    0.30
                                                               =================    ==================

Diluted:
Net income applicable to common shares                              $ 4,478,446           $ 3,648,539
                                                               -----------------    ------------------
Average common shares outstanding                                    12,304,531            12,301,430
Stock option adjustment                                                 140,164                64,820
                                                               -----------------    ------------------
Average common shares outstanding -- diluted                         12,368,110            12,366,250
                                                               =================    ==================
Net income per common share -- diluted                                $    0.36             $    0.30
                                                               =================    ==================




                                                                   Nine Months Ended September 30,
                                                               ---------------------------------------
                                                                     1998                 1997
                                                               -----------------    ------------------
                                                            (Dollars in thousands, except per share data)
Basic:
Net income applicable to common shares                             $ 10,919,714           $ 9,108,089
Average common shares outstanding                                    12,304,273            12,300,482
                                                               =================    ==================
Net income per common share -- basic                                  $    0.89             $    0.74
                                                               =================    ==================

Diluted:
Net income applicable to common shares                             $ 10,919,714           $ 9,108,089
                                                               -----------------    ------------------
Average common shares outstanding                                    12,304,273            12,300,482
Stock option adjustment                                                 134,078                57,291
                                                               -----------------    ------------------
Average common shares outstanding -- diluted                         12,402,746            12,357,773
                                                               =================    ==================
Net income per common share -- diluted                                $    0.88             $    0.74
                                                               =================    ==================


ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 CAPITAL FACTORS HOLDING, INC. AND SUBSIDIARIES



INTRODUCTION

Capital Factors Holding, Inc. ("Holding") is a majority owned subsidiary of Union Planters Bank, National Association ("UPBNA", the "Bank"), a wholly owned subsidiary of Union Planters Corporation ("UPC"). See Item 5 for a discussion of increases in the Bank's ownership of the Company. Holding has three wholly owned subsidiaries, Capital Factors, Inc. ("Factors"), CF One, Inc. and CF Investor Corp. Factors has two wholly owned subsidiaries, CF Funding Corp. and Capital TempFunds, Inc. Throughout this discussion, Holding, Factors, and their subsidiaries are collectively referred to as the "Company".

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. In addition, this Form 10-Q may contain certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in the Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on availability of funding sources, dilution of receivables, concentration of client base and client customer base, dependence on management and key personnel, seasonality and variability of quarterly results, ability of the Company to continue its growth strategy, competition, inability to directly collect healthcare receivables from Medicare and Medicaid, dilution of healthcare receivables, control by majority shareholder, and regulatory restrictions relating to potential new activities, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein. The discussion should be read in conjunction with the consolidated financial statements and notes included in this report.

The Company provides fee-based services to its clients, including credit protection, collection and management information services, and also makes advances to many of its clients. Clients are generally manufacturers of goods or providers of services in various industries. At the time the Company purchases the factored receivables, the Company records a receivable and an offsetting liability "due to factoring client." Advances, which are interest earning and secured by the client's factored receivables, are recorded by the Company as reductions to the amounts "due to the factoring client" for factored receivables. Cash collections from the client's customers are used to repay the client's loans. If, as a result of financial inability to pay, a client's customer fails to pay a receivable that was credit-approved by the Company, the Company will ultimately bear any loss with respect to such receivable. In the event of dilution in excess of the unfinanced portion of receivables, where factored receivables are not fully collected for a reason other than the customer's financial inability to pay, such as breach of warranty, the Company will in practice typically need to look to newer receivables of the client for the collection of the outstanding obligation to the Company and may not be repaid.

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

The Company operates through four regional offices (including the Florida office) and an office in Atlanta which specializes in asset-based loans. The Company currently has over 400 clients which generate annual sales from $500,000 to over $100 million, and services over 100,000 customers of those clients. The majority of the Company's customers are large national or regional department store chains or specialty retailers. At September 30, 1998, the largest amount due from any one customer, a national department store chain, was approximately $41.4 million.

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

Management believes that one of the essential tools in maintaining and managing growth of the Company is the monitoring of certain key financial ratios. The Company monitors the key components of its income statement data, such as factoring fees, net interest income, other income, provision for credit losses and operating expenses, as a percentage of its factored sales volume. These key ratios allow the Company to monitor its performance in achieving its goals of
(i) obtaining higher gross margins on factoring fee income, (ii) increasing fee income as a percentage of cash employed, (iii) reducing credit losses, (iv) controlling costs and (v) maximizing return to its investors. Management also monitors both accounts receivable turnover and the aging of customers' accounts receivable, with particular emphasis on amounts greater than 60 days past due.

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

Set forth below are those ratios and statistics utilized by management in monitoring asset quality for the nine months ended September 30, 1998 and September 30, 1997:

                                                                          For the Nine Months Ended
                                                                         --------------------------
                                                                          1998                 1997
                                                                         ------               ------
                                                                      (Unaudited, Dollars in Thousands)
Provision for credit losses                                              $4,800               $3,800
Charge-offs net of recoveries                                             4,228                2,665

Allowance for credit losses-specific                                      1,457                  626
Allowance for credit losses-general                                       5,240                3,502
                                                               -----------------    -----------------

Total allowance for credit losses                                        $6,697               $4,128
Accounts receivable turnover in days                                         54                   54
Accounts receivable past due more than 60 days as a
  percentage of factored receivables                                       7.38%                8.88%
Accounts receivable past due more than 90 days as a
  percentage of factored receivables                                       4.81%                5.63%
Credit-approved accounts receivable past due more
  than 60 days as a percentage of credit-approved
  receivables (1)                                                          3.76%                3.83%
Credit-approved accounts receivable past due more
  than 90 days as a percentage of credit-approved
  receivables (1)                                                          2.00%                1.69%
Net charge-offs to factored sales                                          0.16%                0.11%
Average receivables                                                    $724,392             $549,365
Provision for credit losses as a percentage of
  factored sales                                                           0.19%                0.16%
Provision for credit losses as a percentage of
  average receivables (6)                                                  0.88%                0.92%
Net charge-offs as a percentage of
  average receivables (6)                                                  0.78%                0.65%
Non-accruing advances                                                    $2,259                 $320
Non-accruing advances as a percentage
 of receivables                                                            0.27%                0.05%
Average funds employed (2)                                             $512,500             $362,900
Provision for credit losses as a percentage of average funds
 employed (2) (3) (6)                                                      1.25%                1.40%
Net charge-offs as a percentage of average
  funds employed (2) (4) (6)                                               1.10%                0.98%
Non-accruing advances as a percentage
  of funds employed (2) (5)                                                0.38%                0.07%


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

The Company regularly reviews its outstanding accounts receivable and other extensions of credit, such as advances to clients, to determine the adequacy of its allowance for credit losses. Factors such as the level of related credit balances of clients and the impact of economic conditions on the creditworthiness of the Company's clients and the client's customers are given significant consideration in determining the adequacy of the Company's allowance for credit losses. The Company's allowance for credit losses includes a specific and general component. Specific reserves are established for receivables and client advances which the Company's management deems to be wholly or partially uncollectable. The general reserve represents 0.75% of factored receivables that are not specifically reserved for but for which the Company has provided credit guarantees and a reserve for loans originated by the asset-based lending and healthcare divisions. Since December 31, 1997, the Company's general reserve on loans originated by the asset-based lending and healthcare divisions has been 1% of loans.

The provision for credit losses as a percentage of factored sales increased to 0.19% for the nine months ended September 30, 1998 from 0.16% for the nine months ended September 30, 1997. The provision for credit losses as a percentage of average receivables and the provision for credit losses as a percentage of average funds employed decreased from 0.92% and 1.40%, respectively, for the nine months ended September 30, 1997, to 0.88% and 1.25%, respectively, for the nine months ended September 30, 1998.

Net charge-offs as a percentage of factored sales increased to 0.16% for the nine month period ended September 30, 1998 from 0.11% for the period ended September 30, 1997. In the period ended September 30, 1998, the Company charged-off $2.8 million net in customer bad debts, including approximately $599,000 related to the bankruptcies of two large retail chains. Customer charge-offs for the period ended September 30, 1997 equaled $1.5 million and contained no single material customer. Client charge-offs for the periods ended September 30, 1998 and 1997 equaled approximately $2 million and $1.5 million, respectively. There were eight separate client charge-offs in the nine months ended September 30, 1998, the largest of which was $425,000, and in the same period of 1997, the Company charged off $1.4 million due to a single client bankruptcy filing. Net charge-offs as a percentage of average receivables and net charge-offs as a percentage of average funds employed were 0.78% and 1.10%, respectively, for the nine months ended September 30, 1998 as compared to 0.65% and 0.98% for the same period in 1997.

Non-accruing advances as a percentage of funds employed have historically remained below 1.00% and as of September 30, 1998 and September 30, 1997, were 0.38% and 0.07%, respectively. Non-accruing advances as a percentage of receivables was 0.27% at September 30, 1998 and 0.05% at September 30, 1997. Management believes that non-accruing advance fluctuations below 1.0% are a normal part of the Company's ongoing business and are not significant.

Credit-approved accounts receivable past due more than 60 days as a percentage of credit-approved factored receivables and credit-approved accounts receivable past due more than 90 days as a percentage of credit-approved factored receivables equaled 3.76% and 2.0%, respectively, at September 30, 1998 as compared to 3.83% and 1.69%, respectively, at September 30, 1997. Accounts receivable past due more than 60 days as a percentage of total factored receivables and accounts receivable past due more than 90 days as a percentage of total factored receivables equaled 7.38% and 4.81%, respectively, for the nine-month period ended September 30, 1998 as compared to 8.88% and 5.63%, respectively, for the nine-month period ended September 30, 1997.

FINANCIAL CONDITION - SEPTEMBER 30, 1998 AS COMPARED TO DECEMBER 31, 1997.

Total assets increased to $882.4 million at September 30, 1998 from $756.6 million at December 31, 1997. The $125.8 million increase was due primarily to a $137.5 million dollar increase in net receivables offset by a decrease in cash. Total liabilities increased $114.8 million to $797.2 million from $682.4 million due primarily to a $3.5 million increase in due to factoring clients and by a $107.5 million increase in debt.

Asset-based loans, which represent loans provided to clients principally collateralized by accounts receivable increased by $73.5 million, primarily through the generation of new business. Asset-based loans totaled $118.8 million at December 31, 1997 and $192.3 million at September 30, 1998. Factored accounts receivable increased by $50.6 million or 9.6%.

The Company increased its debt outstanding under its $75.0 million revolving credit facility with an unaffiliated bank by $31.4 million and borrowed $80.0 million under its $150.0 million unsecured revolving line of credit with UPC, offset by a $3.9 decrease in its $150.0 million line with the Bank. At September 30, 1998 and December 31, 1997, the Company had $75.0 million and $43.6 million, respectively, outstanding under its $75.0 million facility, which bears interest at LIBOR plus 1.25%. This increase in debt was collateralized by increased asset-based loans. On January 2, 1998, the Company entered into a $150.0 million unsecured line of credit with UPC, which bears interest at 0.75% below Wall Street Journal ("WSJ") prime, 7.75% at September 30, 1998. The Company's debt outstanding under its $150.0 million unsecured revolving line of credit with the Bank equaled $107.8 million at September 30, 1998 and $111.8 million at December 31, 1997, respectively, a decrease of $3.9 million. This line was amended on January 15, 1998 to also bear interest at 0.75% below WSJ prime or 7.75% at September 30, 1998 from WSJ prime or 8.5% at September 30, 1997. Debt under the Company's fourth series of variable rate asset-backed certificates equaled $100.0 million at September 30, 1998 and December 31, 1997. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% . (See "Liquidity and Capital Resources").

Stockholders' equity increased approximately $11.0 million during the first nine months of 1998 as a result of net income earned by the Company and the exercise of 5,062 employee stock options.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

Net income increased 22.7% to approximately $4.5 million for the three month period ended September 30, 1998 from approximately $3.6 million for the comparable period in 1997, due to an increase in operating revenues which was partially offset by a $350,000 increase in the quarterly provision for credit losses, and increases in operating expenses. Operating revenues (total revenues less interest expense) increased from approximately $15.3 million for the three month period ended September 30, 1997 to approximately $17.4 million for the comparable period in 1998, a 13.8% increase. This increase was the result of a 8.4% increase in the Company's factored sales volume from $873.4 million to $946.4 million for the three month periods ended September 30, 1997 and September 30, 1998, respectively, and a $113.2 million increase in asset-based loans. Both increases resulted in an increase in interest and fee income. The factored sales volume increase was attributable to continued growth of the Company's regional factoring offices. Additionally, the effective interest rate on debt decreased as a result of the issuance of a fourth series of variable rate asset-backed certificates in April 1997.

Factoring fee income was approximately $8.1 million respectively, for the three month period ended September 30, 1998 and September 30, 1997. Factoring fee income as a percentage of factored sales for the three-month periods decreased from .93% in 1997 to .86% in 1998. This decrease was due to overall lower rate structures resulting from competitive market pressures.

Net interest income (interest income less interest expense) increased to approximately $7.1 million for the three months ended September 30, 1998 from approximately $5.4 million for the comparable period in 1997, a 30.4% increase, principally as a result of an increase of $147.8 million in average outstanding funds employed for the three months ended September 30, 1998 as compared to the same period in the prior year. Net interest income was also favorably impacted by continued interest expense reductions achieved through the use of financing programs with lower interest rates. On April

30, 1997, the Company issued the Variable Funding Certificates which provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. This fourth series of variable rate asset-backed certificates includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Variable Funding Certificates were fully funded at $95.25 million and $4.75 million, respectively, at September 30, 1998 and September 30, 1997. The senior and senior subordinated Variable Funding Certificates bear interest at LIBOR plus 0.75% and 1.50%, respectively, (6.34% and 7.09%, respectively, at September 30, 1998). In February 1998, the Company's $40.0 million revolving loan agreement with an unaffiliated bank, bearing interest at LIBOR plus 2.15 was amended to increase the line to $75.0 million and the interest rate was reduced to LIBOR plus 1.25%, a decrease of 0.90%. Average borrowings from the revolving loan during the three-month period ended September 30, 1998, equaled approximately $74.8 million and had an effective interest rate of 7.04% for the three-month period.

Letter of credit and other fee income increased to approximately $1.5 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997, a 24.6% increase. Overadvance fees increased approximately 11.4% or $30,000 during the three month period while other fee income increased by approximately $259,000 due to the increased factoring volume and growth in the Company's asset-based lending activities.

The provision for credit losses increased to $1,950,000 for the three months ended September 30, 1998 from $1,600,000 for the three months ended September 30, 1997. The provision for credit losses as a percentage of factored sales increased to 0.21% for the three months ended September 30, 1998 as compared to 0.18% for the comparable period in 1997, reflecting a higher net customer charge-off rate.

Operating expenses, excluding the provision for credit losses, increased from $7.6 million to $8.3 million for the three-month period ended September 30, 1998 as compared to the three months ended September 30, 1997. This $712,000 or 9.4% increase is primarily the result of expansion of personnel.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Net income increased 19.9% to approximately $10.9 million for the nine months ended September 30, 1998 from approximately $9.1 million for the comparable period in 1997 due to an increase in operating revenues which was partially offset by a $1.0 million increase in the provision for credit losses and increases in operating expenses. Operating revenues increased from approximately $41.1 million for the nine months ended September 30, 1997 to approximately $47.6 million for the comparable period in 1998, a 15.7% increase. This increase was primarily a result of a 10.2% increase in the Company's factored sales volume from $2,349.8 million to $2,590.5 million for the nine months ended September 30, 1997 and September 30, 1998, respectively, and a $113.2 million increase in asset-based loans. Both increases resulted in an increase in interest and fee income. The factored sales volume increase and asset-based loan increases were attributable to growth of the Company's regional factoring offices and asset-based lending divisions. Additionally, the effective interest rate on debt decreased as a result of the issuance of a fourth series of variable rate asset-backed certificates and additional usage of the Company's $75.0 million loan agreement with an unaffiliated bank.

Factoring fee income increased to approximately $22.8 million for the nine-month period ended September 30, 1998 as compared to approximately $22.0 million for the nine-month period ended September 30, 1997 as a result of a 10.2% increase in factored sales. Factoring fee income as a percentage of factored sales for the nine-month periods decreased from 0.94% in 1997 to 0.88% in 1998. This decrease was due to overall lower rate structures resulting from competitive market pressures.

Net interest income (interest income less interest expense) increased to approximately $19.2 million for the nine months ended September 30, 1998 from approximately $14.3 million for the comparable period in 1997, a 34.7% increase, principally as a result of an increase of $150.6 million in average outstanding funds employed for the nine months ended September 30, 1998 as compared to the same period in the prior year. Funds raised through the Company's utilization of certain lower interest financing programs were used to reduce its debt under the Bank line of credit, which bears interest at prime less 0.75% or presently 7.75%. On April 30, 1997, the Company issued the Variable Funding Certificates which provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. This fourth series of variable rate asset backed certificates includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Variable Funding Certificates were fully funded at $95.25 million and $4.75 million, respectively, at September 30, 1998, bearing interest at LIBOR plus 0.75% and 1.50%, respectively (6.34% and 7.09%, respectively, at September 30, 1998). In February 1998, the Company's $40.0 million revolving loan agreement with an unaffiliated bank, bearing interest at LIBOR plus 2.1% was amended to increase the line to $75.0 million and the interest rate was reduced to LIBOR plus 1.25%, a decrease of 0.90%. Average borrowings from the revolving loan during the nine months ended September 30, 1998 equaled approximately $63.2 million and had an effective interest rate of 7.15% for the nine-month period.

Letter of credit and other fee income increased to approximately $3.8 million for the nine months ended September 30, 1998 from $3.2 million for the nine months ended September 30, 1997, a 16.8% increase. Overadvance fees increased approximately 24.2% or $162,000 during the nine month period while other fee income increased by approximately $385,000 due to the increased factoring volume and growth in the Company's asset-based lending activities.

The provision for credit losses equaled $4.8 million for the nine-month period ended September 30, 1998 and $3.8 million for the nine-month period ended September 30, 1997. Provisions for credit losses as a percentage of factored sales increased to 0.19% for the nine months ended September 30, 1998 as compared to 0.16% for the comparable period in 1997, reflecting a higher net charge-off rate. (See "Monitoring Asset Quality and Credit Losses").

Operating expenses increased from $22.0 million to $25.1 million for the nine-month period ended September 30, 1998 as compared to the nine-month period ended September 30, 1997. This $3.1 million or 13.8% increase is primarily the result of the move of the Company's corporate headquarters to Boca Raton in May 1997 and expansion of personnel in the asset-based lending and regional offices.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funding is its asset securitization program, the Securitized Financings. This funding is supplemented by the Company's lines of credit with the Bank, UPC and a revolving credit facility with an unaffiliated bank.

The trust created in connection with the Securitized Financings (the "Trust") had issued three series of asset-backed certificates (each, a "Certificate") aggregating $175 million, including $100 million in June 1994, $25 million in December 1994 and $50 million in July 1995. All of the Certificates were issued to life insurance companies. Initially, the Certificates were rated "AA" by Duff & Phelps Credit Rating Company and "A" by Fitch Investors Services, Inc. Approximately one year after its initial rating, Fitch Investor Services, Inc. upgraded its rating of the Certificates to "AA". The scheduled maturity date of the Certificates corresponding to each series is December 1999 ($100 million), June 2000 ($25 million), and January 2001 ($50 million), respectively. The Certificates issued under each series bear interest at LIBOR plus 1.25% (6.84% at September 30, 1998, excluding annualized transaction costs of 0.41%). Interest is payable monthly. However, an early amortization event will occur if the Company fails to satisfy certain financial covenants. The principal financial covenants contained in the Securitized Financing agreements that the Company must satisfy include (i) consolidated net worth in excess of $18.5 million, (ii) tangible equity ratio of at least 6%, (iii) accounts receivable non-payment percentage of no more than 18%, (iv) 60-day accounts receivable percentage of no more than 10% of total accounts receivable, (v) 90-day accounts receivable percentage of no more than 4.5% of total accounts receivable, (vi) weighted average factoring fee of at least 0.75%, (vii) weighted average accounts receivable turnover of less than 70 days, (viii) accounts receivable dilution of no more than 11%, (ix) accounts receivable payment ratio for three consecutive periods of more than 40%, (x) aggregate amount of subordinated certificates of no more than 25% of senior certificates, (xi) subordinated certificates equal to or greater than 7% of total certificates, and (xii) value of accounts receivable transferred to the Trust, of no less than 135% of aggregate certificates. In addition, there are other covenants relating to the collateral, including required capital levels, maximum dilution and delinquency ratios and minimum subordination levels. The Company is in compliance with these and all other covenants contained in the Securitized Financing agreements. The Company may continue to use the Securitized Financings for funding, provided eligible advances are available for transfer to the Trust.

On April 30, 1997 the Trust issued a fourth series of variable rate asset-backed certificates in connection with the Securitized Financings. Unlike the previously issued Certificates which were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. The fourth series includes the issuance of $95.25 million of senior Variable Funding Certificates and $4.75 million of senior subordinated Variable Funding Certificates. The Certificates were rated "AAA" and "A", respectively by Duff & Phelps Credit Rating Company and "AA" and "BBB", respectively by Fitch Investors Services Inc. At September 30, 1998, and September 30, 1997, the Variable Funding Certificates were fully funded at $95.25 million and $4.75 million, respectively. Management believes that this type of Certificate will provide a more efficient means of funding the seasonal fluctuations in the Company's overall funding requirements. Under this series, the senior Variable Funding Certificates bear interest at LIBOR plus 0.75% and the senior subordinated Variable Funding Certificates bear interest at LIBOR plus 1.50% (6.34% and 7.09%, respectively, at September 30, 1998, and 6.41% and 7.16%, respectively, at September 30, 1997, excluding annualized transaction costs of 0.22%). In connection with the fourth series, the Company formed a new wholly owned subsidiary, CF Investor Corp. CF Investor Corp., through a limited liability corporation, CF Two, LLC., acquired the junior subordinated certificate issued by the Trust. In connection with any additional secured indebtedness to be incurred by the Company, the Securitized Financings require that all additional secured lenders enter into an intercreditor agreement with the holders of the Certificates and the trustee of the Trust.

The Securitized Financings, for all four series, permit future purchases to the extent that the Company generates eligible advances. Generally, all of the client advances made by the Company, with the exception of those made by its healthcare division and asset-based loan divisions are eligible for transfer to the Trust. As of September 30, 1998, the Company had transferred to the Trust client advances aggregating nearly $336.7 million.

The Company utilizes a $75.0 million revolving credit facility with an unaffiliated bank which closed in April 1996 for $40.0 million and subsequently increased to $75.0 million in February 1998. The indebtedness under this facility is secured by advances not transferred to the Trust or eligible for transfer to the Trust, most of which were made by the Company's healthcare division or asset-based loan divisions, as well as all of the equipment used by the Company in its operations. In order for this facility to be fully funded, the Company would have to pledge an amount in excess of $83.3 million in eligible advances. The indebtedness under this facility may not exceed 90% of the value of the advances pledged by the Company as collateral for such indebtedness. At September 30, 1998 and 1997, the Company had outstanding borrowings of $75.0 million and $43.6 million, respectively. In February 1998, the interest rate on this revolving credit facility was amended to LIBOR plus 1.25%, a decrease of 0.90%. At September 30, 1998 and 1997, the interest rates were 6.63% and 7.81%, respectively, reflecting a decrease due to the amended rate offset by an increase of 0.25% in LIBOR. The indebtedness under this facility matures upon termination in March 1999, although it will be automatically renewed for additional one-year periods unless the Company or the lender terminates it. This facility contains certain financial covenants and ratios, including those relating to the Company's debt to net worth (no less than 1 to 1), profitability ($5.2 million of annual consolidated net income) and positive net cash flows (more than $1 per quarter). Funds borrowed under this facility were used by the Company to pay down indebtedness under the Company's line of credit with the Bank, and to fund certain of the Company's healthcare financing activities and asset-based lending activities.

The Company has a $150.0 million unsecured revolving line of credit with the Bank, pursuant to which the Company had outstanding borrowings of approximately $107.8 million at September 30, 1998. Amounts borrowed under this facility are subject to the Bank's overall statutory limitation on investments in and advances to subsidiaries of 10% of assets. Effective January 15, 1998, the Bank decreased the interest rate on the line of credit from prime to 0.75% below prime, or 7.75% at September 30, 1998. This line is subject to annual review by the Bank each June and is due on demand. This facility has been in place since 1985 and historically has been renewed for one-year periods in June of each year. Interest is payable monthly.

In January 1998, the Company entered into a $150.0 million unsecured revolving line of credit with UPC. Indebtedness under this facility bears interest at 0.75% below the WSJ prime rate (7.75% at September 30, 1998). The Company had outstanding borrowings of $80 million at September 30, 1998. This facility requires that the total debt cannot exceed 95% of the Company's receivables, and the borrowings and payments must be made in increments of $10.0 million. The indebtedness under this facility matures on demand, or if no demand on April 1, 1999.

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

In addition to the continued availability of the above financing, the Company's future liquidity will continue to be dependent upon its ability to collect the accounts receivable purchased from its clients. Of the Company's approximately $840 million of customer accounts receivable outstanding at September 30, 1998, approximately $325.3 million of customer receivables balances exceeded $1 million. These customers are primarily large national or regional department store chains or specialty retailers. At September 30, 1998, the largest amount due from any one customer, a national chain store, was approximately $41.4 million. In addition, the Company's accounts receivable turned over in an average of 54 days and 54 days during the nine months ended September 30, 1998 and 1997, respectively.

The Company had no material commitments for capital expenditures as of September 30, 1998. Management believes that it has the corporate infrastructure in place to support its earnings growth for the foreseeable future. Management also believes that funds available under the Company's current credit facilities (assuming such facilities are renewed or replaced with similar facilities) and cash flow from operations will be sufficient to satisfy the Company's working capital requirements for the next 12 months.

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

None.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders.

None.


Item 5. Other Information.

Between August 10, 1998 and September 16, 1998, UPBNA made certain unsolicited purchases of the Company's common stock. UPBNA ceased these purchases after September 16, 1998, as UPC and UPBNA began to consider certain strategic alternatives regarding the Company. Ultimately, the Management of UPC and UPBNA determined that it was in the best interests of both the Minority Holders and the shareholders of UPC, for UPC to acquire a 100% interest in the Company. UPC and UPBNA subsequently proposed the terms of the Merger to the Company's directors, who approved the merger at a meeting duly called and convened on October 16, 1998. At the meeting, the Board approved a merger agreement and a cash payment amount of $17.50 per share. On October 26, 1998 UPBNA filed a
Schedule 13E-3, including the Information Statement which was mailed to the Company's shareholders.


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



Date:  November 13, 1998                         By: /s/ Dennis A. McDermott
                                                     ------------------------
                                                 DENNIS A. McDERMOTT
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)